Form 10-Q
period 1996-03-31
AVECOR CARDIOVASCULAR INC
filed 1996-05-15
CIK 883982

                                    UNITED  STATES
                        SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D.C.  20549

                                      FORM  10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 1996
                               -------------------------------------------------

                                          or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------


Commission File Number:                           0-21330
                        --------------------------------------------------------


                             AVECOR  CARDIOVASCULAR  INC.
- - --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              MINNESOTA                                 41-1695729
- - -------------------------------------      -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

      13010 COUNTY ROAD 6,  MINNEAPOLIS,  MINNESOTA                55441
- - --------------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)


                                    (612) 559-9504
- - --------------------------------------------------------------------------------
                (Registrant's telephone number,  including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [ X ]  Yes    [   ]  No

    As of May 9, 1996, there were 7,773,572 shares of the registrant's $.01 par value Common Stock outstanding.

                                        INDEX


Part I.       FINANCIAL  INFORMATION                                        Page
                                                                            ----

    Item 1.   Financial Statements

              Consolidated Balance Sheets as of March 31, 1996
              (Unaudited) and December 31, 1995                               3

              Consolidated Statements of Operations for the three months
              ended March 31, 1996 and 1995  (Unaudited)                      4

              Consolidated Statements of Cash Flows for the three months
              ended March 31, 1996 and 1995  (Unaudited)                      5

              Notes to Consolidated Financial Statements (Unaudited)      6 - 9

    Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition                        10 - 14


Part II.      OTHER  INFORMATION

    Item 1.   Legal Proceedings.                                             15

    Item 2.   Changes in Securities.                                         15

    Item 3.   Defaults Upon Senior Securities.                               15

    Item 4.   Submission of Matters to a Vote of Security Holders.           15

    Item 5.   Other Information.                                             15

    Item 6.   Exhibits and Reports on Form 8-K.                              16

SIGNATURES                                                                   17

EXHIBIT  INDEX                                                               18

                           PART  I.  FINANCIAL INFORMATION

                           ITEM 1.    FINANCIAL STATEMENTS

                            AVECOR   CARDIOVASCULAR   INC.

                             CONSOLIDATED BALANCE SHEETS

                                 --------------------



        ASSETS                                                       March 31,          December 31,
                                                                       1996                1995
                                                                   -------------        ------------
Current assets:                                                     (Unaudited)
  Cash and cash equivalents                                         $5,290,256          $9,178,211
  Short-term investments                                             9,862,711           7,757,232
  Accounts receivable, net                                           6,990,648           6,207,354
  Inventories                                                        7,490,218           5,933,487
  Other current assets                                               1,034,608           1,067,760
                                                                   -------------       -------------
    Total current assets                                            30,668,441          30,144,044
Equipment and improvements, net                                      3,147,533           3,065,506
Long-term investments                                                1,029,685
Other assets                                                           317,564             309,676
                                                                   -------------       -------------
    Total assets                                                   $35,163,223         $33,519,226
                                                                   -------------       -------------
                                                                   -------------       -------------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $2,788,168          $2,224,601
  Accrued expenses                                                   2,236,078           1,853,216
                                                                   -------------       -------------
    Total current liabilities                                        5,024,246           4,077,817
                                                                   -------------       -------------

Deferred grant                                                         220,060             119,848

Commitments and contingency  (note 8)

Stockholders' equity:
  Serial preferred stock, par value $.01 per share;
    authorized 2,000,000 shares; none issued
  Common stock, par value $.01 per share;
    authorized 20,000,000 shares; issued and
    outstanding shares 7,772,672 and 7,663,833
    shares at March 31, 1996 and
    December 31, 1995,  respectively                                    77,727              76,638
  Additional paid-in capital                                        28,541,197          28,123,763
  Retained earnings                                                  1,387,851           1,175,294
  Cumulative translation adjustments                                   (87,858)            (54,134)
                                                                   -------------       -------------
    Total stockholders' equity                                      29,918,917          29,321,561
                                                                   -------------       -------------

      Total liabilities and stockholders' equity                   $35,163,223         $33,519,226
                                                                   -------------       -------------
                                                                   -------------       -------------


           The accompanying notes are an integral part of the consolidated financial statements.

                              AVECOR CARDIOVASCULAR INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                   1996                1995
                                              -------------       -------------

Net sales                                     $10,293,376          $7,596,835
Cost of sales                                   5,950,880           4,214,046
                                              -------------       -------------

    Gross profit                                4,342,496           3,382,789

Operating expenses:
  Selling, general and
   administrative                               2,856,601           1,935,711
  Litigation expense                              504,825
  Research and development                        841,559             684,686
                                              -------------       -------------

    Operating income                              139,511             762,392

  Interest income                                 209,046              53,328
                                              -------------       -------------

Income before
  income taxes                                    348,557             815,720
Income tax provision                              136,000             150,000
                                              -------------       -------------

    Net income                                   $212,557            $665,720
                                              -------------       -------------
                                              -------------       -------------

Net income per share                                $0.03               $0.10
                                              -------------       -------------
                                              -------------       -------------

Weighted average common
 and common equivalent
 shares outstanding                             7,890,368           6,653,335
                                              -------------       -------------
                                              -------------       -------------



           The accompanying notes are an integral part of the consolidated financial statements.

                              AVECOR CARDIOVASCULAR INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                                        1996                1995
                                                                    ------------        ------------
Cash flows from operating activities:
  Net income                                                          $212,557            $665,720
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                                     344,836             244,837
     Accretion of discount on investments                             (165,543)            (34,017)
     Changes in operating assets and liabilities:
        Accounts receivable                                           (820,713)           (412,041)
        Inventories                                                 (1,543,618)           (403,334)
        Other current assets                                            28,206             (56,985)
        Accounts payable                                               581,173             474,949
        Accrued expenses                                               387,114              95,193
                                                                    ------------        ------------
           Net cash (used in) provided by operating activities        (975,988)            574,322
                                                                    ------------        ------------

Cash flows from investing activities:
  Purchase of equipment and improvements                              (432,056)           (232,076)
  Purchase of investments                                           (5,950,789)
  Proceeds upon sale or maturity of short-term investments           2,981,168
  Increase in other assets                                             (11,166)            (36,214)
                                                                    ------------        ------------
  Net cash used in investing activities                             (3,412,843)           (268,290)
                                                                    ------------        ------------

Cash flows from financing activities:
  Net proceeds from sales of common stock                               57,460              36,248
  Net proceeds from options exercised                                 (163,928)             41,331
  Net proceeds from warrants excercised                                524,990
  Grant proceeds                                                       101,367
                                                                    ------------        ------------
  Net cash provided by financing activities                            519,889              77,579
                                                                    ------------        ------------

Effect of exchange rates on cash                                       (19,013)              5,797
                                                                    ------------        ------------

Net (decrease) increase in cash and cash equivalents                (3,887,955)            389,408

Cash and cash equivalents at beginning of period                     9,178,211           2,035,281
                                                                    ------------        ------------

Cash and cash equivalents at end of period                          $5,290,256          $2,424,689
                                                                    ------------        ------------
                                                                    ------------        ------------


           The accompanying notes are an integral part of the consolidated financial statements.

                             AVECOR  CARDIOVASCULAR  INC.

                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                     (Unaudited)

                          ---------------------------------


1.  BASIS OF PRESENTATION

    The consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

    The consolidated financial statements presented herein as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  ORGANIZATION

    AVECOR Cardiovascular Inc. (the Company) was incorporated on December 13, 1990. The Company designs, develops, manufactures and markets specialty medical devices used to treat cardiovascular disease.

    The consolidated financial statements include the accounts of AVECOR Cardiovascular Inc. and its wholly owned subsidiaries, AVECOR Cardiovascular Ltd. and AVECOR Foreign Sales Corporation after elimination of all significant intercompany transactions and accounts.

3.  INVENTORIES

    Inventories consist of:

                                               March 31,      December 31,
                                                 1996            1995
                                             ------------    --------------
                                              (Unaudited)

                  Raw materials               $3,565,673       $2,506,496
                  Work-in-process              1,855,195        1,339,921
                  Finished goods               2,069,350        2,087,070
                                             ------------     ------------

                                              $7,490,218       $5,933,487
                                             ------------     ------------
                                             ------------     ------------

4.  INDUSTRY SEGMENT INFORMATION

    The Company distributes its products through its direct sales force and independent sales representatives. Additionally, the Company distributes its products through domestic and foreign independent distributors who then market the products directly to medical institutions. Sales to distributors accounting for 10% or more of the Company's net sales for the three month periods ended March 31, 1996 and 1995 were as follows:

                                             1996              1995
                                          -----------       -----------
                                          (Unaudited)       (Unaudited)

                 Distributor #1               (1)             $840,000
                 Distributor #2               (1)             $796,000

                 (1)  Less than 10% of net sales

5.  NET INCOME PER SHARE

    Net income per common and common equivalent share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares relate to stock options and stock warrants when their effect is not antidilutive. The difference between primary and fully diluted earnings per share was not significant in any period presented.

6.  STOCKHOLDERS' EQUITY

    The Company's 1991 Stock Incentive Plan (Plan) provides for granting to eligible employees and certain other individuals nonqualified and incentive options. The Company had reserved 750,000 shares of common stock for issuance under the Plan. In January 1996, the Company's Board of Directors authorized, and on May 7, 1996, the Company's shareholders approved, an additional 300,000 shares of common stock to be reserved for issuance under the Plan.

    On May 7, 1996, the Company's shareholders also approved the reserve of 250,000 shares of the Company's common stock for issuance pursuant to the 1995 Non-Employee Director Plan (the "1995 Director Plan") established by the Board of Directors on August 1, 1995. Options to purchase 42,000 and 10,500 shares of common stock were granted during 1995 and on May 7, 1996, respectively. Also on May 7, 1996, the 52,500 granted options were approved by the Company's shareholders.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure provisions of SFAS 123 in 1996.

7.  INCOME TAXES

    In 1995, the Company utilized all net operating loss carryforwards. Due to the utilization of these carryforwards, the 1995 effective rate varied from the statutory rate. The Company anticipates it will be in a fully taxed position throughout 1996.

8.  CONTINGENCY

    On September 6, 1995, COBE Laboratories, Inc. (COBE) filed a complaint in Federal District Court in Denver, Colorado alleging that certain products in the Affinity product line infringe three U.S. patents held by COBE. The complaint was formally served on the Company on October 30, 1995. In its complaint, COBE requested that the Court enter an order declaring that these patents have been infringed by the Company's products, enjoining the Company from continuing this alleged infringement, and awarding damages and expenses to COBE.

    During 1995, the Company reviewed the COBE patents after receiving notice form COBE alleging infringement. As a result of this review, the Company believes, based on an opinion from its patent counsel, that all of the claims contained in the COBE patents which the Company believes might have a material adverse effect on the Company are either invalid or not infringed by the Company's products. The Company intends to vigorously defend this matter. However, if COBE were to be successful in its infringement action against the Company, the Company could become subject to an injunction preventing the manufacture or sales in the United States of infringing products and to monetary damages, or might be forced to seek a license from COBE in order to continue to manufacture and sell any infringing product in the United States, which it might not be able to obtain. The outcome of this legal action, including the possibility of entering into a license with COBE, could have a material adverse effect on the Company's business, financial condition and results of operations. This matter is currently scheduled for trial in July 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following is a discussion of the results of operations and financial condition for the three month period ended March 31, 1996 compared with the three month period ended March 31, 1995 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

    The Company was incorporated on December 13, 1990. In June 1991, the Company acquired the business and assets and assumed certain liabilities of the surgical division of SCIMED Life Systems, Inc. (the "Predecessor Business"). On December 1, 1992, the Company exchanged 160,000 shares of its Common Stock for all of the outstanding shares of AVECOR Cardiovascular Ltd. (formerly Cardio Med Ltd.) pursuant to which AVECOR Cardiovascular Ltd. became a wholly owned subsidiary of the Company. AVECOR Cardiovascular Ltd. had formerly been a distributor for the Company in the United Kingdom. In October 1995, the Company opened a sales office in France which is organized as a subsidiary of AVECOR Cardiovascular Ltd.

    The assets acquired by the Company from the Predecessor Business included the Company's line of solid silicone membrane oxygenators. In October 1991, the Company introduced its MYOtherm cardioplegia delivery system. The Company began marketing its Signature custom tubing packs in July 1993 upon the receipt of marketing clearance from the U.S. Food and Drug Administration (the "FDA").
Also in July 1993, the Company began international marketing of the Affinity oxygenator. In November 1993, the Company received marketing clearance from the FDA to begin U.S. marketing of the Affinity oxygenator, and the Company released the device to the U.S. market in February 1994. In July 1994, the Company received marketing clearance from the FDA to market its Affinity blood reservoirs. In October 1995, the Company received marketing clearance from the FDA to market its Affinity arterial filter.

RESULTS OF OPERATIONS

NET SALES

    Net sales increased 35% to $10,293,000 for the three months ended March 31, 1996 from $7,597,000 for the three months ended March 31, 1995. This increase was principally the result of a higher volume of product shipments of the Company's Affinity product line and Signature custom tubing packs.

    Sales from the Affinity product line and Signature custom tubing packs accounted for approximately 64% and 31% of the overall increase in net sales, respectively. The Company began U.S. marketing of the Affinity oxygenator in late February 1994 and the Affinity blood reservoirs in July 1994. U.S.
marketing of Signature custom tubing packs began in July 1993.   Although the
Company continues to anticipate declining shipments of the silicone membrane oxygenator line, net sales of the silicone line increased by $92,000 for the three months ended March 31, 1996 when compared to the corresponding period in 1995 and by $299,000 when compared to the prior three months ended December 31, 1995. The silicone membrane oxygenator line's net sales increase for the three months ended March 31, 1996 was primarily due to a large non-recurring shipment of approximately $290,000.

    Sales to customers located outside of the United States were approximately 39% of net sales for the three month period ended March 31, 1996 compared to 41% of net sales for the corresponding period in 1995.

COST OF SALES / GROSS PROFIT

    Cost of sales as a percentage of net sales increased to 57.8% for the three months ended March 31, 1996 from 55.5% for the three months ended March 31, 1995. The cost of sales percentage for the three months ended March 31, 1996 was unfavorably impacted by higher than expected sales of the Company's low-margin Signature custom tubing pack line and silicone membrane oxygenator line. The mix of products sold in any period will influence cost of sales and gross profit for the period.

    Also, volume-related manufacturing efficiencies have not yet been achieved for the Company's recently introduced Affinity arterial filter. Higher production volumes continued to improve Affinity oxygenator product costs, although, these improvements were offset by a decrease in Affinity oxygenator average selling prices. Although the gross profit margin may further benefit from manufacturing efficiencies in the future, given the uncertainty associated with the ultimate realization of any such efficiencies and the continuing price pressures characteristic in the Company's markets, the Company cannot be certain if its gross profit margin will be maintained, decline or improve.

SELLING, GENERAL AND ADMINISTRATIVE AND LITIGATION EXPENSE

    Selling, general and administrative expenses increased 48% to $2,857,000 for the three months ended March 31, 1996 from $1,936,000 for the three months ended March 31, 1995. This increase is attributed to costs associated with the continuing development of a direct sales force in certain of the Company's territories formerly served by distributors and independent sales representatives, the addition of a Chief Operating Officer and an overall increase in the Company's activity level. In connection with the Company's development of a direct sales force, in October 1995, the Company opened a sales office in France from which it will field a direct sales force to serve the French market.

    Management anticipates that selling, general and administrative expenses for the year ended December 31, 1996 will be higher than the year ended December 31, 1995. Selling expenses for 1996, while expected to be higher than 1995 dollar levels, should continue to decline as a percentage of sales dollars. These forward looking statements will be influenced by revenue increases achieved by the Company, its ability to attract and retain qualified sales personnel as the Company continues to develop its direct sales force, and the timing and extent of promotional activities associated with new product introductions, if any.

    The Company expensed professional fees of approximately $505,000 for the three months ended March 31, 1996 in connection with the COBE Laboratories Inc.
(COBE) lawsuit alleging that certain Company products infringe three U.S. patents held by COBE. A trial date of July 22, 1996 is currently established in this lawsuit. Intellectual property litigation is complex and expensive. Legal expenses related to this litigation are likely to continue to have a material effect on the Company's 1996 earnings and cash position. This forward looking information could be significantly affected by important factors which impact the magnitude and timing of these expenses such as the actual trial date, the length of the trial, the extent and timing of discovery proceedings and dispositive motions prior to the trial, and other costs of preparation for trial, such as the retention of expert witnesses. The outcome of this legal action, including the possibility of entering into a license with COBE, could have a material adverse effect on the Company's business and results of operations in future periods. Management believes the Company's existing cash and investments will be sufficient to satisfy its intent to vigorously defend against the claims asserted by COBE. See Consolidated Financial Statements -
Note 8 "Contingency" and Part II, and Item 1 "Legal Proceedings" for further discussion of this matter.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased 23% to $842,000 for the three months ended March 31, 1996 from $685,000 for the three months ended March 31, 1995. This increased research and development spending is a result of the Company's ongoing efforts to pursue a number of potential product opportunities. These opportunities include a new blood pump for which the Company expects to submit a 510(k) application with the FDA in the third quarter of 1996, although there can be no assurance that the Company will file a 510(k) for this device, that the appropriate marketing clearance from the FDA will be received on a timely basis, if at all, or, if received, that this device will become commercially successful.

    The Company anticipates that 1996 research and development expenses will increase approximately 8% over 1995 dollar levels, as the Company moves to expand and improve its proprietary line of disposable medical devices. This forward looking projection is dependent on the extent and timing of new product development and the impact of the regulatory process in obtaining marketing clearance for new products. The need or desire to modify the Company's existing products could also influence the level of research and development expenses. There can be no assurance, however, that the Company's research and development efforts will result in any commercially successful products.

INTEREST INCOME

    Interest income increased to $209,000 for the three months ended March 31, 1996 from $53,000 for the three months ended March 31, 1995. Interest income was earned primarily from the investment of the net proceeds from the Company's June 1995 stock offering. At March 31, 1996, the majority of these proceeds were invested with one investment portfolio manager who invested in U.S. government securities, agency paper, money markets, commercial paper and corporate obligations.

INCOME TAX PROVISION

    The income tax provision for the three months ended March 31, 1996 decreased to $136,000 from $150,000 for the corresponding period in 1995. Although the provision of dollars for taxes decreased primarily due to a drop in the income before taxes, the consolidated effective tax rate for the Company increased to 39% for the three months ended March 31, 1996 from 18.4% for the three months ended March 31, 1995. In 1995, the Company utilized all net operating loss carryforwards. Due to the utilization of these carryforwards, the 1995 effective rate varied from the statutory rate. The Company anticipates it will be in a fully taxed position throughout 1996.

NET INCOME

    Net income was $213,000 or $.03 per share for the three months ended March 31, 1996, compared to $666,000 or $.10 per share for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures totaled $432,000 for the three months ended March 31, 1996, compared to $232,000 for the three months ended March 31, 1995. These expenditures were primarily related to the addition of equipment, molds and tooling necessary to further the production of the Affinity oxygenator, related blood reservoirs and arterial filter. Additionally, in 1996, preliminary capital spending began for the equipment, molds and tooling for the production of a new blood pump. The Company's capital expenditures for 1996 are expected to be approximately $1,500,000, not including any capital expenditures which may be required in connection with new facilities, as discussed below. The Company currently has no commitments for any such expenditures. The actual amount of this forward looking projection of capital expenditures will depend on the progress of the Company's product development efforts and the timing of the receipt of FDA marketing clearance for any future products, including the new blood pump.

    Leases for the Company's U.S. manufacturing, research and development and administrative facilities expire on December 31, 1996. The Company is currently considering its facilities options, which include negotiating renewal of existing leases or leasing or purchasing a different facility. Whether the Company renews these leases or relocates will likely have an impact on 1996 capital expenditures and cash use. The amount of capital expenditures related to new facilities, which would be in addition to the capital expenditure amounts discussed above, and the ultimate cash usage is primarily dependent on the method of financing the Company employs for these new facilities. The Company anticipates that facilities costs will be significantly higher in 1997, but the extent of the Company's investment or impact on future cost of operations is currently not determinable.

    For the three months ended March 31, 1996, the Company used $976,000 in operating activities compared to $574,000 of net cash generated from operating activities for the same period in 1995. The net change of approximately $1,550,000 is primarily the result of reduced net income and increasing levels
of accounts receivable and inventory resulting from increasing revenues.   The
Company believes that its existing cash and investments as well as anticipated cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

    In March 1996, net proceeds of approximately $525,000 were generated from an exercise of the Company's stock warrants. At March 31, 1996, the majority of these proceeds, along with the net proceeds from the Company's offering of common stock in June 1995, remained in cash and cash equivalents and short-term and long-term investments and will be used for general corporate purposes, including research and development, working capital and possible acquisitions.

    As discussed above under "Results of Operations", management believes the Company's existing cash and investments will be sufficient to satisfy its intent to vigorously defend against the claims asserted by COBE, although the outcome of this legal action, including the possibility of entering into a license with COBE, could have a material adverse effect on the Company's financial condition. See Consolidated Financial Statements - Note 8 "Contingency" and Part II, and
Item 1, "Legal Proceedings" for further discussion of this matter.

FOREIGN CURRENCY TRANSACTIONS

    Transactions by the Company's international subsidiaries are negotiated, invoiced and paid in various foreign currencies, primarily pounds sterling, and U.S. dollars. Accordingly, the Company is currently subject to risks associated with fluctuations in exchange rates between the various currencies.

    Substantially all of the Company's other international transactions are denominated in U.S. dollars. Fluctuations in currency exchange rates in other countries may therefore reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold.

NEW ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure provisions of SFAS 123 in 1996.

                            PART II.    OTHER  INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              On September 6, 1995, COBE Laboratories, Inc. (COBE) filed a complaint in Federal District Court in Denver, Colorado alleging that certain products in the Affinity product line infringe three U.S. patents held by COBE. The complaint was formally served on the Company on October 30, 1995. In its complaint, COBE requested that the Court enter an order declaring that these patents have been infringed by the Company's products, enjoining the Company from continuing this alleged infringement, and awarding damages and expenses to COBE.

              During 1995, the Company reviewed the COBE patents after receiving notice from COBE alleging infringement. As a result of this review, the Company believes, based on an opinion from its patent counsel, that all of the claims contained in the COBE patents which the Company believes might have a material adverse effect on the Company are either invalid or not infringed by the Company's products. The Company intends to vigorously defend this matter. However, if COBE were to be successful in its infringement action against the Company, the Company could become subject to an injunction preventing the manufacture or sales in the United States of infringing products and to monetary damages, or might be forced to seek a license from COBE in order to continue to manufacture and sell any infringing product in the United States, which it might not be able to obtain. The outcome of this legal action, including the possibility of entering into a license with COBE, could have a material adverse effect on the Company's business, financial condition and results of operations. This matter is currently scheduled for trial in July 1996.

ITEM 2.       CHANGES IN SECURITIES.

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None

ITEM 5.       OTHER INFORMATION.

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              The exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index beginning on page 18 of this Report.

         (b)  Reports on Form 8-K:

              On February 21, 1996, the Registrant filed two current reports on Form 8-K, dated January 17, 1996 and February 15, 1996, respectively, each reporting Item 5 - Other Information.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AVECOR CARDIOVASCULAR INC.


        MAY 10, 1996                   By /s/ Anthony Badolato
- - ------------------------------         ------------------------------------
            Date                       Anthony Badolato
                                       Chief Executive Officer


         MAY 10, 1996                  By /s/ Gregory J. Melsen
- - ------------------------------         ------------------------------------
            Date                       Gregory J. Melsen
                                       Vice President-Finance, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                              AVECOR CARDIOVASCULAR INC.

                          EXHIBIT INDEX TO QUARTERLY REPORT
                                     ON FORM 10-Q
                         For the Quarter Ended March 31, 1996



Item No.      Description                                       Method of Filing
- - --------      -----------                                       ----------------
3.1           Bylaws of the Company, as amended May 3,
              1996............................................  Filed herewith electronically

4.1           Bylaws of the Company, as amended May 3,
              1996............................................  See Exhibit 3.1


10.1          Consultant Agreement dated January 1, 1996
              between the Company and Norman C.
              McGibbon........................................  Incorporated by reference to Exhibit 10.18 to the
                                                                Company's Annual Report on Form 10-K for the
                                                                year ended December 31, 1995 (File No. 0-
                                                                21330)


11.1          Statement regarding computation of earnings per
              share...........................................  Filed herewith electronically.


27.1          Financial Data Schedule.........................  Filed herewith electronically.
