Form 10-Q
period 1996-06-30
AVECOR CARDIOVASCULAR INC
filed 1996-08-14
CIK 883982

                                    UNITED  STATES
                        SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D.C.  20549

                                      FORM  10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to __________________


    Commission File Number:  0-21330



                             AVECOR  CARDIOVASCULAR  INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          MINNESOTA                                  41-1695729
- -------------------------------           --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    13010 COUNTY ROAD 6,  MINNEAPOLIS,  MINNESOTA            55441
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

                             (612) 559-9504
- --------------------------------------------------------------------------------
               (Registrant's telephone number,  including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [x]  Yes    [ ]  No

    As of August 6, 1996, there were 7,787,418 shares of the registrant's $.01 par value Common Stock outstanding.

                                        INDEX


Part I.    FINANCIAL  INFORMATION                                          Page
                                                                           ----

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 1996
           (Unaudited) and December 31, 1995                                  3

           Consolidated Statements of Operations for the three and
           six month periods ended June 30, 1996 and 1995  (Unaudited)        4

           Consolidated Statements of Cash Flows for the six month
           periods ended June 30, 1996 and 1995  (Unaudited)                  5

           Notes to Consolidated Financial Statements (Unaudited)       6  -  8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9  -  14


Part II.   OTHER  INFORMATION

  Item 1.  Legal Proceedings.                                                15

  Item 2.  Changes in Securities.                                            15

  Item 3.  Defaults Upon Senior Securities.                                  15

  Item 4.  Submission of Matters to a Vote of Security Holders.       15  -  16

  Item 5.  Other Information.                                                16

  Item 6.  Exhibits and Reports on Form 8-K.                                 16

SIGNATURES                                                                   17

EXHIBIT  INDEX                                                               18

                                    PART  I.  FINANCIAL INFORMATION

                                    ITEM 1.    FINANCIAL STATEMENTS

                                     AVECOR   CARDIOVASCULAR   INC.

                                    CONSOLIDATED   BALANCE   SHEETS

                                       ------------------------

              ASSETS                                                    June 30,          December 31,
                                                                         1996                1995
                                                                      -----------         ------------
                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                           $4,464,376          $9,178,211
   Short-term investments                                               9,057,749           7,757,232
   Accounts receivable, net                                             8,053,461           6,207,354
   Inventories                                                          9,449,058           5,933,487
   Other current assets                                                 1,964,995           1,067,760
                                                                      -----------         ------------
      Total current assets                                             32,989,639          30,144,044
Equipment and improvements, net                                         3,424,755           3,065,506
Other assets                                                              337,257             309,676
                                                                      -----------         ------------
      Total assets                                                    $36,751,651         $33,519,226
                                                                      -----------         ------------
                                                                      -----------         ------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $2,959,334          $2,224,601
   Accrued expenses                                                     3,239,086           1,853,216
   Accrued litigation settlement                                        1,100,000
                                                                      -----------         ------------
      Total current liabilities                                         7,298,420           4,077,817

Deferred grant                                                            210,904             119,848

Litigation settlement - long term                                       1,100,000

Contingency  (note 8)

Stockholders' equity:
   Serial preferred stock, par value $.01 per share;
      authorized 2,000,000 shares; none issued
   Common stock, par value $.01 per share;
      authorized 20,000,000 shares; issued and
      outstanding shares 7,782,918 and 7,663,833
      shares at June 30, 1996 and
      December 31, 1995,  respectively                                     77,829              76,638
   Additional paid-in capital                                          28,604,018          28,123,763
   Accumulated earnings (deficit)                                        (488,661)          1,175,294
   Cumulative translation adjustments                                     (50,859)            (54,134)
                                                                      -----------         ------------
      Total stockholders' equity                                       28,142,327          29,321,561
                                                                      -----------         ------------
      Total liabilities and stockholders' equity                      $36,751,651         $33,519,226
                                                                      -----------         ------------
                                                                      -----------         ------------
       The accompanying notes are an integral part of the consolidated financial statements.

                                          AVECOR CARDIOVASCULAR INC.

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                 ---------------------------      ---------------------------
                                                   1996            1995             1996            1995
                                                 -----------      ----------      -----------     -----------
Net sales                                        $11,145,118      $8,090,381      $21,438,494     $15,687,216
Cost of sales                                      6,443,163       4,344,073       12,394,042       8,558,119
                                                 -----------      ----------      -----------     -----------

       Gross profit                                4,701,955       3,746,308        9,044,452       7,129,097

Operating expenses:
   Selling, general and
       administrative                              2,994,375       2,343,645        5,850,976       4,259,356
   Litigation expense                              3,700,000          59,614        4,204,825          79,614
   Research and development                          861,398         643,866        1,702,957       1,328,552
                                                 -----------      ----------      -----------     -----------

       Operating (loss) income                    (2,853,818)        699,183       (2,714,306)      1,461,575

   Interest income                                   194,306          68,330          403,351         121,658
                                                 -----------      ----------      -----------     -----------

(Loss) income before
   income taxes                                   (2,659,512)        767,513       (2,310,955)      1,583,233
Income tax (benefit) provision                      (783,000)        160,000         (647,000)        310,000
                                                 -----------      ----------      -----------     -----------

       Net (loss) income                         ($1,876,512)       $607,513      ($1,663,955)     $1,273,233
                                                 -----------      ----------      -----------     -----------
                                                 -----------      ----------      -----------     -----------

Net (loss) income per share                           ($0.24)          $0.09           ($0.22)          $0.19
                                                 -----------      ----------      -----------     -----------

Weighted average common
  and common equivalent
  shares outstanding                               7,774,567       6,794,470        7,736,764       6,735,016
                                                 -----------      ----------      -----------     -----------
                                                 -----------      ----------      -----------     -----------
       The accompanying notes are an integral part of the consolidated financial statements.

                                    AVECOR CARDIOVASCULAR INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                           For the six months ended June 30, 1996 and 1995

                                                                                1996                   1995
                                                                              ------------       ------------
Cash flows from operating activities:
   Net (loss) income                                                          ($1,663,955)         $1,273,233
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
       Depreciation and amortization                                              692,200             489,287
    Accretion of discount on investments                                         (302,321)            (66,866)
    Changes in operating assets and liabilities:
       Accounts receivable                                                     (1,845,636)           (964,456)
       Inventories                                                             (3,514,612)         (1,442,244)
       Other current assets                                                      (898,939)             94,852
       Accounts payable                                                           745,096           1,146,029
       Accrued expenses                                                         1,380,256             742,520
       Accrued litigation settlement                                            2,200,000
                                                                              ------------       ------------
           Net cash (used in) provided by operating activities                 (3,207,911)          1,272,355
                                                                              ------------       ------------

Cash flows from investing activities:
   Purchase of equipment and improvements                                      (1,057,487)           (429,141)
   Purchase of investments                                                     (7,918,608)           (945,626)
   Proceeds upon sale or maturity of short-term investments                     6,920,412           1,000,000
   Increase in other assets                                                       (32,634)            (39,386)
                                                                              ------------       ------------
       Net cash used in investing activities                                   (2,088,317)           (414,153)
                                                                              ------------       ------------

Cash flows from financing activities:
   Net proceeds from sales of common stock                                        117,130          11,321,718
   Net proceeds from options exercised                                           (160,666)           (342,429)
   Net proceeds from warrants excercised                                          524,982
   Grant proceeds                                                                 101,367
                                                                              ------------       ------------
       Net cash provided by financing activities                                  582,813          10,979,289
                                                                              ------------       ------------

Effect of exchange rates on cash                                                     (420)                976
                                                                              ------------       ------------

Net (decrease) increase in cash and cash equivalents                           (4,713,835)         11,838,467

Cash and cash equivalents at beginning of period                                9,178,211           2,035,281
                                                                              ------------       ------------

Cash and cash equivalents at end of period                                     $4,464,376         $13,873,748
                                                                              ------------       ------------
                                                                              ------------       ------------

              The accompanying notes are an integral part of the consolidated financial statements.

                             AVECOR  CARDIOVASCULAR  INC.


                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                     (Unaudited)

                             -------------------------

1.   BASIS OF PRESENTATION

     The consolidated financial statements included in this Form 10-Q have been prepared by AVECOR Cardiovascular Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     The consolidated financial statements presented herein as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   ORGANIZATION

     The Company was incorporated on December 13, 1990. The Company designs, develops, manufactures and markets specialty medical devices used to treat cardiovascular disease.

     The consolidated financial statements include the accounts of AVECOR Cardiovascular Inc. and its wholly owned subsidiaries, AVECOR Cardiovascular Ltd. and AVECOR Foreign Sales Corporation after elimination of all significant intercompany transactions and accounts.

3.   INVENTORIES

     Inventories consist of:
                                                   June 30,         December 31,
                                                     1996                1995
                                                  ----------        ------------

                                                 (Unaudited)

               Raw materials                      $4,004,548          $2,506,496
               Work-in-process                     2,255,567           1,339,921
               Finished goods                      3,188,943           2,087,070
                                                  ----------          ----------

                                                  $9,449,058          $5,933,487
                                                  ----------          ----------
                                                  ----------          ----------

4.   INDUSTRY SEGMENT INFORMATION

     The Company distributes its products through its direct sales force and independent sales representatives. Additionally, the Company distributes its products through domestic and foreign independent distributors who then market the products directly to medical institutions. Sales to distributors accounting for 10% or more of the Company's net sales for the six month periods ended June 30, 1996 and 1995 were as follows:

                                                     1996               1995
                                                  ---------           ---------
                                                 (Unaudited)         (Unaudited)

               Distributor # 1                       (1)              $1,582,000
               Distributor # 2                       (1)              $1,687,000

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

7.   SHAREHOLDER RIGHTS PLAN

     On June 26, 1996 the Company adopted a shareholder rights plan, pursuant to which the Company declared a dividend distribution of one Preferred Share Purchase Right on each share of the Company's Common Stock outstanding on August 2, 1996. Each Right will entitle the holder to buy one-thousandth of a share of the Company's Series A Junior Preferred Stock, or a combination of securities and assets of equivalent value, at an exercise price of $80.00, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated June 26, 1996 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent.

8.   CONTINGENCY

     On July 17, 1996, the Company reached an agreement with COBE Laboratories Inc. (COBE) to settle COBE's patent suit against the Company. The settlement was entered into as an expeditious and cost effective means of ending the protracted litigation and without admission of liability or infringement by either party.

     The terms of the settlement with COBE provide for the Company to make net payments totalling $2,200,000, of which a net $1,100,000 was paid in August 1996, for settlement of the suit as well as certain license rights. The net settlement costs of $2,200,000 were recognized as a charge to operations, in addition to the associated legal costs, in the period ended June 30, 1996. The remaining amount is payable on or about August 6, 1997, subject to COBE's active enforcement of its claimed patent rights with respect to other manufacturers. See Part II, Item 1, "Legal Proceedings".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition for the three and six month periods ended June 30, 1996 compared with the three and six month periods ended June 30, 1995 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

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

RESULTS OF OPERATIONS

NET SALES

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

     Net sales increased 38% to $11,145,000 for the three months ended June 30, 1996 from $8,090,000 for the three months ended June 30, 1995. This increase was principally the result of a higher volume of product shipments of the Company's Affinity product line and Signature custom tubing packs.

     Sales from the Affinity product line and Signature custom tubing packs accounted for approximately 65% and 33% of the overall increase in net sales, respectively. The Company began U.S. marketing of the Affinity oxygenator in late February 1994 and the Affinity blood reservoirs in July 1994.  U.S. marketing of Signature custom tubing packs began
in July 1993.   Although the Company continues to anticipate declining shipments of its older solid silicone membrane oxygenator line, net sales of the silicone line increased by $53,000 for the three months ended June 30, 1996 when compared to the corresponding period in 1995.

     Sales to customers located outside of the United States were approximately 39% of net sales for the three month period ended June 30, 1996 compared to 42% of net sales for the corresponding period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

     Net sales increased 37% to $21,438,000 for the six months ended June 30, 1996 from $15,687,000 for the six months ended June 30, 1995. This increase was principally the result of a higher volume of product shipments of the Company's Affinity product line and Signature custom tubing packs.

     Sales from the Affinity product line and Signature custom tubing packs accounted for approximately 64% and 32% of the overall increase in net sales, respectively. Although the Company continues to anticipate declining shipments of the silicone membrane oxygenator line, net sales of the silicone line increased by $144,000 for the six months ended June 30, 1996 when compared to the corresponding period in 1995 and by $219,000 when compared to the six months ended December 31, 1995. The silicone membrane oxygenator line's net sales increase for the six months ended June 30, 1996 was primarily due to a large non-recurring shipment of approximately $290,000 occurring in January 1996.

     Sales to customers located outside of the United States were approximately 39% of net sales for the six month period ended June 30, 1996 compared to 42% of net sales for the corresponding period in 1995.

COST OF SALES / GROSS PROFIT

     Cost of sales as a percentage of net sales increased to 57.8% for the three months ended June 30, 1996 from 53.7% for the three months ended June 30, 1995. Similarly, the cost of sales percentage increased to 57.8% for the six months ended June 30, 1996 from 54.6% for the six months ended June 30, 1995. The cost of sales percentages for the three and six month periods ended June 30, 1996 were unfavorably impacted by significant increases in sales of the Company's low-margin Signature custom tubing pack line. The mix of products sold in any period will influence the cost of sales and gross profit for the period.

     Also, volume-related manufacturing efficiencies have not yet been achieved for the Company's recently introduced Affinity arterial filter. Higher production volumes continued to improve Affinity oxygenator product costs, although, these improvements were offset, primarily by a decrease in Affinity oxygenator average selling prices. Although the gross profit margin may further benefit from manufacturing efficiencies in the future, given the uncertainty associated with the ultimate realization of any such efficiencies and the continuing price pressures characteristic in the Company's markets, the Company cannot be certain if its gross profit margin will be maintained, decline or improve.

SELLING, GENERAL AND ADMINISTRATIVE AND LITIGATION EXPENSE

     Selling, general and administrative expenses increased 28% to $2,994,000 for the three months ended June 30, 1996 from $2,344,000 for the three months ended June 30, 1995. Selling, general and administrative expenses increased 37% to $5,851,000 for the six months ended June 30, 1996 from $4,259,000 for the six months ended June 30, 1995. This increase is attributed to costs associated with the continuing development of a direct sales force in certain of the Company's territories formerly served by distributors and independent sales representatives, the addition of a Chief Operating Officer and the overall increase in the Company's sales levels. In connection with the Company's development of a direct sales force, in October 1995, the Company opened a sales office in France from which it fields a direct sales force to serve the French market. As a percent of sales, selling, general and administrative expenses decreased to 26.9% for the three month period ended June 30, 1996 from 27.8% for the three month period ended March 31, 1996. This decrease as a percent of sales is primarily due to the increase in sales for these periods and, as a result, the fixed portion of selling, general and administrative expenses becoming a smaller percentage of sales.

     Management anticipates that selling, general and administrative expenses for the year ended December 31, 1996 will be higher than the year ended December 31, 1995. Selling, general and administrative expenses for 1996, while expected to be higher than 1995, should continue to decline as a percentage of sales dollars. These forward looking statements will be influenced by revenue increases achieved by the Company, its ability to attract and retain qualified sales personnel as the Company continues to develop its direct sales force, and the timing and extent of promotional activities associated with new product introductions, if any.

     On July 17, 1996, the Company reached an agreement with COBE Laboratories Inc. (COBE) to settle COBE's patent suit against the Company. The terms of the settlement with COBE provide for the Company to make net payments totalling $2,200,000, of which a net $1,100,000 was paid in August 1996. The remaining amount is payable on or about August 6, 1997, subject to COBE's active enforcement of its claimed patent rights with respect to other manufacturers. The Company expensed settlement costs and professional fees, in connection with the COBE suit, of approximately $3,700,000 and $4,205,000 for the three and six month periods ended June 30, 1996, respectively, compared to $60,000 and $80,000 for the corresponding periods in 1995. See Consolidated Financial Statements -
Note 8 "Contingency" and Part II, Item 1, "Legal Proceedings".

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 34% to $861,000 and 28% to $1,703,000 for the three and six month periods ended June 30, 1996, respectively, from $644,000 and $1,329,000 for the three and six month periods ended June 30, 1995, respectively. This increased research and development spending is a result of the Company's ongoing efforts to pursue a number of potential product opportunities. These opportunities include a new blood pump for which the Company expects to submit a 510(k) application with the FDA in the third quarter of 1996, although there can be no assurance that the Company will file a 510(k) for this device, that the appropriate marketing clearance from the FDA will be received on a timely basis, if at all, or, if received, that this device will become commercially successful.

     The Company anticipates that research and development expenses for the remainder of 1996 will approximate the spending level for the six months ended June 30, 1996, as the Company moves to expand and improve its proprietary line of disposable medical devices. This forward looking projection is dependent on the extent and timing of new product development and the impact of the regulatory process in obtaining marketing clearance for new products, including the new blood pump. The need or desire to modify the Company's existing products could also influence the level of research and development expenses. There can be no assurance, however, that the Company's research and development efforts will result in any commercially successful products.

INTEREST INCOME

     Interest income increased to $194,000 for the three months ended June 30, 1996 from $68,000 for the three months ended June 30, 1995. Similarly, interest income increased to $403,000 for the six months ended June 30, 1996 from $122,000 for the six months ended June 30, 1995. Interest income during the periods ended June 30, 1996 was earned primarily from the investment of the net proceeds from the Company's June 1995 stock offering. At June 30, 1996, the majority of these proceeds were invested with one investment portfolio manager who invested in U.S. government securities, agency paper, money markets, commercial paper and corporate obligations.

INCOME TAX PROVISION

     For the three and six month periods ended June 30, 1996, a tax benefit of $783,000 and $647,000 was recorded, respectively, compared to a tax provision of $160,000 and $310,000 for the three and six month periods ended June 30, 1995, respectively. The tax benefit recorded corresponds to the pretax losses incurred for those periods. These losses are primarily due to the litigation expense incurred during the three and six month periods ended June 30, 1996 in connection with the Cobe lawsuit.

NET INCOME (LOSS)

     Net loss was $1,877,000 or $.24 per share and $1,664,000 or $.22 per share for the three and six month periods ended June 30, 1996, respectively, compared to net income of $608,000 or $.09 per share and $1,273,000 or $.19 per share for the three and six month periods ended June 30, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures totaled $1,057,000 for the six months ended June 30, 1996, compared to $429,000 for the six months ended June 30, 1995. These expenditures were primarily related to the addition of equipment, molds and tooling necessary to further the production of the Affinity oxygenator, related blood reservoirs and arterial filter. Additionally, in 1996, preliminary capital spending began for the equipment, molds and tooling for the production of a new blood pump. These capital expenditures also include approximately $100,000 of preliminary spending for a new facility. The Company's capital expenditures for 1996 are expected to be approximately $1,500,000, not including any capital expenditures which may be required in connection with new facilities, as discussed below. The actual amount of this forward looking projection of capital expenditures will depend on the progress of the Company's product development efforts and the timing of the receipt of FDA marketing clearance for any future products, including the new blood pump.

     Leases for the Company's U.S. manufacturing, research and development and administrative facilities expire on December 31, 1996. The Company is currently negotiating a contract for the construction of a different facility into which all operations will be consolidated. It is the Company's intent to purchase this facility. The estimated cost of this facility is $8,500,000. The Company believes it can obtain long-term financing for this entire amount, however, the Company has not yet determined to what extent it will utilize this financing or its own cash for this project. The Company may also need to provide up to $3,000,000 in interim construction financing. These expenditures are expected to be primarily incurred during the fourth quarter of 1996 with ultimate financing completed in the first quarter of 1997. These forward looking statements relating to the amount of capital expenditures and ultimate cash usage for the new facility is dependent on the final construction specifications, the nature of the underlying construction contract, timing of construction and the financing terms the Company is able to negotiate for the new facility. The Company anticipates that facilities costs will be significantly higher in 1997 than 1996, but the extent of the Company's investment or impact on future cost of operations will not be determinable until construction and financing arrangements are finalized.

     For the six months ended June 30, 1996, the Company used $3,208,000 in operating activities compared to $1,272,000 of net cash generated from operating activities for the same period in 1995. The net change of approximately $4,480,000 is primarily the result of reduced net income, including approximately $2,000,000 in legal expenses, and increasing levels of accounts
receivable and inventory resulting from increasing revenues.   The Company
believes that its existing cash and investments as well as anticipated cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

     In March 1996, net proceeds of approximately $525,000 were generated from an exercise of the Company's stock warrants. At June 30, 1996, the majority of these proceeds, along with the net proceeds from the Company's offering of common stock in June 1995, remained in cash and cash equivalents and short-term and long-term investments and will be used for general corporate purposes, including research and development, working capital and possible acquisitions.

     As discussed above under "Results of Operations - Selling, General and Administrative and Litigation Expense", on July 17, 1996, the Company reached an agreement with COBE to settle COBE's patent suit against the Company. The terms of the settlement provide for the Company to make net payments totalling $2,200,000, of which a net $1,100,000 was paid in August 1996. The remaining amount is payable on or about August 6, 1997, subject to COBE's active enforcement of its claimed patent rights with respect to other manufacturers. See Consolidated Financial Statements - Note 8 "Contingency" and Part II, and
Item 1, "Legal Proceedings".

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

                            PART II.    OTHER  INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          On July 17, 1996, the Company reached an agreement with COBE Laboratories Inc. (COBE) to settle COBE's patent suit against the Company. The settlement was entered into as an expeditious and cost effective means of ending the protracted litigation and without admission of liability or infringement by either party.

          The terms of the settlement include certain cross-licensing arrangements between COBE and the Company, pursuant to which COBE has granted the Company a paid-up license under COBE patents for the manufacture and sale of current and future Company products. In turn, the Company has granted COBE a license under Company patents for the manufacture and sale of current COBE products and improvements thereto, although the scope of the license granted specifically excludes the right to manufacture products having certain design characteristics that the Company believes to be significant and which are currently utilized in the Company's Affinity oxygenator.

          The settlement agreement with COBE provides for the Company to make net payments totalling $2,200,000, of which a net $1,100,000 was paid in August 1996. The remaining amount is payable on or about August 6, 1997, subject to COBE's active enforcement of its claimed patent rights with respect to other manufacturers.

ITEM 2.   CHANGES IN SECURITIES.

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Annual Meeting of Shareholders of AVECOR Cardiovascular Inc., held May 7, 1996, the shareholders voted as follows on each matter considered at the meeting:

1.   The election of the following Directors:

                                        Affirmative Votes   Withhold Authority
                                        -----------------   -------------------
     Anthony Badolato                        7,130,573             17,058
     Ann H. Lamont                           7,130,586             17,045
     David W. Stassen                        7,129,386             18,245
     Edward E. Strickland                    7,126,840             20,791
     Glenn D. Taylor                         7,128,031             19,600
     Gordon Wright                           7,128,531             19,100



2.   Proposal to adopt the Company's 1995 Non-Employee Director Option Plan:

          Affirmative Votes        Withhold Authority       Abstaining
          -----------------        ------------------       ----------
             6,657,971                  327,760               24,695

     The number of broker non-votes was 137,205.

3. Proposal to amend the Company's 1991 Stock Incentive Plan to increase the number of shares of the Company's Common Stock, $.01 par value, reserved for issuance by 300,000 shares, from 750,000 shares to 1,050,000 shares:

          Affirmative Votes        Withhold Authority       Abstaining
          -----------------        ------------------       ----------
             6,775,509                  213,476               21,441

     The number of broker non-votes was 137,205.

4. Proposal to ratify the selection of Coopers & Lybrand L.L.P. as independent auditors of the Company for the fiscal year ending December 31, 1996:

          Affirmative Votes        Withhold Authority       Abstaining
          -----------------        ------------------       ----------
             7,123,902                   13,697               10,032

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

            (a)     Exhibits:

                    The exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index beginning on page 18 of this Report.

            (b)     Reports on Form 8-K:

                    None

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AVECOR  CARDIOVASCULAR  INC.


         August 12, 1996           By /s/ Anthony Badolato
     -------------------------     -----------------------------------
              Date                 Anthony Badolato
                                   Chief Executive Officer


         August 12, 1996           By /s/ Gregory J. Melsen
     -------------------------     -----------------------------------
              Date                 Gregory J. Melsen
                                   Vice President-Finance, Treasurer and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                              AVECOR CARDIOVASCULAR INC.

                          EXHIBIT INDEX TO QUARTERLY REPORT
                                     ON FORM 10-Q
                         For the Quarter Ended June 30, 1996

Item No.            Description                       Method of Filing
- --------            -----------                       ----------------

3.1  Second Restated Articles of Incorporation
     of the Company, as amended July  3, 1996     Filed herewith electronically


4.1  Certificate of Designation, Preferences and
     Rights of the Company's Series A Junior
     Preferred Stock                              Included in Exhibit 3.1

4.2  Rights Agreement dated June 26, 1996
     between the Company and Norwest Bank
     Minnesota, N.A., which includes the form
     of Rights Certificate as Exhibit B           Incorporated by reference to
                                                  Exhibit 4.1 to the Company's
                                                  Current Report on Form 8-K
                                                  dated June 26, 1996 (File No.
                                                  0-21330)

10.1 Settlement Agreement between Cobe
     Laboratories Inc. and the Company
     dated June 30, 1996                          Filed herewith electronically


10.2 Cobe Patent License To Avecor between
     Cobe Laboratories Inc. and the Company
     dated June 30, 1996                          Filed herewith electronically


10.3 Avecor Patent License To Cobe between
     Cobe Laboratories Inc. and the Company
     dated June 30, 1996                          Filed herewith electronically


11.1 Statement regarding computation of
     earnings per share                           Filed herewith electronically


27.1 Financial Data Schedule                      Filed herewith electronically