Form 10-Q
period 1996-09-30
AVECOR CARDIOVASCULAR INC
filed 1996-11-12
CIK 883982

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1996
                               -------------------------------------------------
                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


Commission File Number:                          0-21330
                       ---------------------------------------------------------

                          AVECOR  CARDIOVASCULAR  INC.
               (Exact name of registrant as specified in its charter)

           MINNESOTA                                41-1695729
 -------------------------------       ------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

13010 COUNTY ROAD 6,  MINNEAPOLIS,  MINNESOTA                     55441
---------------------------------------------                  ----------
(Address of principal executive offices)                       (Zip Code)


                                 (612) 559-9504
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [ X ]  Yes    [   ]  No

     As of November 5, 1996, there were 7,804,118 shares of the registrant's $.01 par value Common Stock outstanding.

                                   INDEX


Part I.        FINANCIAL  INFORMATION                                    Page
                                                                        ------
   Item 1.     Financial Statements

               Consolidated Balance Sheets as of September 30,
               1996 (Unaudited) and December 31, 1995                      3

               Consolidated Statements of Operations for the three and
               nine month periods ended  September 30, 1996 and
               1995  (Unaudited)                                           4

               Consolidated Statements of Cash Flows for the nine month
               periods ended September 30, 1996 and 1995  (Unaudited)      5

               Notes to Consolidated Financial Statements (Unaudited)    6-8

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9-15


Part II.       OTHER INFORMATION

   Item 1.     Legal Proceedings.                                         16

   Item 2.     Changes in Securities.                                     16

   Item 3.     Defaults Upon Senior Securities.                           16

   Item 4.     Submission of Matters to a Vote of Security Holders.       16

   Item 5.     Other Information.                                         16

   Item 6.     Exhibits and Reports on Form 8-K.                          16

SIGNATURES                                                                17

EXHIBIT  INDEX                                                            18

                          PART I. FINANCIAL INFORMATION

                           ITEM 1. FINANCIAL STATEMENTS

                            AVECOR CARDIOVASCULAR INC.

                            CONSOLIDATED BALANCE SHEETS
                             ________________________

              ASSETS                             September 30,    December 31,
                                                     1996            1995
                                                 -------------   -------------
Current assets:                                   (Unaudited)
   Cash and cash equivalents                     $ 3,944,000     $ 9,178,211
   Short-term investments                          7,610,241       7,757,232
   Accounts receivable, net                        7,881,126       6,207,354
   Inventories                                     9,357,577       5,933,487
   Other current assets                            2,068,868       1,067,760
                                                 -----------    ------------
      Total current assets                        30,861,812      30,144,044
Equipment and improvements, net                    3,841,592       3,065,506
Other assets                                         336,948         309,676
                                                 -----------     -----------
      Total assets                               $35,040,352     $33,519,226
                                                 -----------     -----------
                                                 -----------     -----------

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $ 2,045,361     $ 2,224,601
   Accrued expenses                                2,744,931       1,853,216
   Accrued litigation settlement                   1,100,000
                                                 -----------     -----------
      Total current liabilities                    5,890,292       4,077,817

Deferred grant                                       200,447         119,848

Shareholders' equity:
   Serial preferred stock, par value $.01 per share;
      authorized 2,000,000 shares; none issued
   Common stock, par value $.01 per share;
      authorized 20,000,000 shares; issued and
      outstanding shares 7,803,904 and 7,663,833
      shares at September 30, 1996 and
      December 31, 1995,  respectively                78,039          76,638
   Additional paid-in capital                     28,759,041      28,123,763
   Accumulated earnings                              139,100       1,175,294
   Cumulative translation adjustments                (26,567)        (54,134)
                                                 -----------     -----------
      Total shareholders' equity                  28,949,613      29,321,561
                                                 -----------     -----------

      Total liabilities and shareholders'
        equity                                   $35,040,352     $33,519,226
                                                 -----------     -----------
                                                 -----------     -----------


      The accompanying notes are an integral part of the consolidated financial statements.

                             AVECOR CARDIOVASCULAR INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                              ----------------------  ------------------------
                                 1996        1995        1996         1995
                              ----------- ----------  -----------  -----------
Net sales                     $11,314,282 $8,529,269  $32,752,776  $24,216,485
Cost of sales                   6,780,455  4,560,620   19,174,497   13,118,739
                              ----------- ----------  -----------  -----------
       Gross profit             4,533,827  3,968,649   13,578,279   11,097,746

Operating expenses:
   Selling, general and
       administrative           2,806,308  2,170,546    8,657,285    6,439,516
   Litigation expense                         53,000    4,204,825      123,000
   Research and development       908,237    692,929    2,611,194    2,021,481
                              ----------- ----------  -----------  -----------

     Operating income (loss)      819,282  1,052,174   (1,895,025)   2,513,749

   Interest income                166,479    231,560      569,831      353,218
                              ----------- ----------  -----------  -----------

Income (loss) before
   income taxes                   985,761  1,283,734   (1,325,194)   2,866,967
Income tax provision (benefit)    358,000    270,000     (289,000)     580,000
                              ----------- ----------  -----------  -----------

        Net income (loss)        $627,761 $1,013,734  ($1,036,194)  $2,286,967
                              ----------- ----------  -----------  -----------
                              ----------- ----------  -----------  -----------

Net income (loss) per share         $0.08      $0.13       ($0.13)       $0.32
                              ----------- ----------  -----------  -----------
                              ----------- ----------  -----------  -----------

Weighted average common
  and common equivalent
  shares outstanding            8,026,176  7,898,818    7,755,030    7,107,288
                              ----------- ----------  -----------  -----------
                              ----------- ----------  -----------  -----------


        The accompanying notes are an integral part of the consolidated financial statements.

                      AVECOR CARDIOVASCULAR INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                           1996         1995
                                                       ------------  ----------

Cash flows from operating activities:
 Net (loss) income                                     ($1,036,194)  $2,286,967
 Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities:
  Depreciation and amortization                            987,822      746,815
  Accretion of discount on investments                    (412,047)     (97,804)
  Changes in operating assets and liabilities:
   Accounts receivable                                  (1,650,211)  (1,283,631)
   Inventories                                          (3,418,744)  (1,473,639)
   Other current assets                                 (1,000,692)    (151,286)
   Accounts payable                                       (182,284)     105,389
   Accrued expenses                                        882,249      393,543
   Accrued litigation settlement                         1,100,000
                                                       ------------  ----------
    Net cash (used in) provided by operating
      activities                                        (4,730,101)     526,354
                                                       ------------  ----------

Cash flows from investing activities:
 Purchase of equipment and improvements                  (1,775,563)   (908,037)
 Purchase of investments                                 (8,406,849)   (945,626)
 Proceeds upon sale or maturity of short-term
   investments                                            8,965,887   1,000,000
 Increase in other assets                                   (32,703)    (95,204)
                                                        ------------  ----------
  Net cash used in investing activities                  (1,249,228)   (948,867)
                                                        ------------  ----------
Cash flows from financing activities:
 Net proceeds from sales of common stock                     188,800  13,176,320
 Net proceeds from options exercised                         (77,103)  (438,005)
 Net proceeds from warrants excercised                       524,982
 Grant proceeds                                              101,367
                                                        ------------  ----------
  Net cash provided by financing activities                  738,046  12,738,315
                                                        ------------  ----------

Effect of exchange rates on cash                               7,072    (12,390)
                                                        ------------  ----------

Net (decrease) increase in cash and cash equivalents      (5,234,211) 12,303,412
                                                        ------------  ----------

Cash and cash equivalents at beginning of period           9,178,211   2,035,281
                                                        ------------  ----------

Cash and cash equivalents at end of period                $3,944,000 $14,338,693
                                                        ------------ -----------
                                                        ------------ -----------


         The accompanying notes are an integral part of the consolidated financial statements.

                                AVECOR CARDIOVASCULAR INC.


                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)

                                   -----------------------

1.   BASIS OF PRESENTATION

     The consolidated financial statements included in this Form 10-Q have been prepared by AVECOR Cardiovascular Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K as filed with the SEC.

     The consolidated financial statements presented herein as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.   INVENTORIES

     Inventories consist of:

                                     September 30,   December 31,
                                         1996            1995
                                     -------------   ------------
                                      (Unaudited)

                 Raw materials        $3,333,117       $2,506,496
                 Work-in-process       2,265,743        1,339,921
                 Finished goods        3,758,718        2,087,070
                                     -----------     ------------

                                      $9,357,577       $5,933,487
                                     -----------     ------------
                                     -----------     ------------

4.   INDUSTRY SEGMENT INFORMATION

     The Company distributes its products through its direct sales force and independent sales representatives. Additionally, the Company distributes its products through domestic and foreign independent distributors who then market the products directly to medical institutions. Sales to distributors accounting for 10% or more of the Company's net sales for the nine month periods ended September 30, 1996 and 1995 were as follows:

                                         1996           1995
                                      -----------    -----------
                                      (Unaudited)    (Unaudited)

                Distributor # 1            (1)        $2,555,000

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

6.   SHAREHOLDERS' EQUITY

     The Company's 1991 Stock Incentive Plan (the Plan) provides for granting to eligible employees and certain other individuals nonqualified and incentive options. The Company had reserved 750,000 shares of common stock for issuance under the Plan. In January 1996, the Company's Board of Directors authorized, and on May 7, 1996, the Company's shareholders approved, an additional 300,000 shares of common stock to be reserved for issuance under the Plan.

     On May 7, 1996, the Company's shareholders also approved the reserve of 250,000 shares of the Company's common stock for issuance pursuant to the 1995 Non-Employee Director Plan (the 1995 Director Plan) established by the Board of Directors on August 1, 1995. Options to purchase 42,000 and 10,500 shares of common stock were granted during 1995 and on May 7, 1996, respectively. Also on May 7, 1996, the 52,500 granted options were approved by the Company's shareholders.

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

8.   CONTINGENCY SETTLEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition for the three and nine month periods ended September 30, 1996 compared with the three and nine month periods ended September 30, 1995 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

     The Company was incorporated on December 13, 1990. In June 1991, the Company acquired the business and assets and assumed certain liabilities of the surgical division of SCIMED Life Systems, Inc. (the Predecessor Business). On December 1, 1992, the Company exchanged 160,000 shares of its Common Stock for all of the outstanding shares of AVECOR Cardiovascular Ltd. (formerly Cardio Med Ltd.) pursuant to which AVECOR Cardiovascular Ltd. became a wholly owned subsidiary of the Company. AVECOR Cardiovascular Ltd. had formerly been a distributor for the Company in the United Kingdom. In October 1995, the Company opened a sales office in France which is organized as a subsidiary of AVECOR Cardiovascular Ltd.

     The assets acquired by the Company from the Predecessor Business included the Company's line of solid silicone membrane oxygenators. In October 1991, the Company introduced its MYOtherm cardioplegia delivery system. The Company began marketing its Signature custom tubing packs in July 1993 upon the receipt of marketing clearance from the U.S. Food and Drug Administration (the FDA). Also in July 1993, the Company began international marketing of the Affinity oxygenator. In November 1993, the Company received marketing clearance from the FDA to begin U.S. marketing of the Affinity oxygenator, and the Company released the device to the U.S. market in February 1994. In July 1994, the Company received marketing clearance from the FDA to market its Affinity blood reservoirs. In October 1995, the Company received marketing clearance from the FDA to market its Affinity arterial filter.

RESULTS OF OPERATIONS

NET SALES

Three Months Ended September 30, 1996 Compared To
The Three Months Ended September 30, 1995
-------------------------------------------------------------------------------

     Net sales increased 33% to $11,314,000 for the three months ended September 30, 1996 from $8,529,000 for the three months ended September 30, 1995. This increase was principally the result of a higher volume of product shipments of the Company's Affinity product line and Signature custom tubing packs.

     Over the past two years, one of the Company's competitors has purchased three companies that provide contract perfusion services to hospitals. For the three months ended September 30, 1996, the Company estimates that sales to contract perfusion groups controlled by the

Company's competitor declined by approximately $100,000 when compared to the three months ended September 30, 1995, and by approximately $200,000 when compared to the three month period ended June 30, 1996. The Company believes that such control, as well as any future acquisitions of contract perfusion groups by its competitors are likely to have a negative impact on the Company's ability to market its products to perfusionists controlled by competitors or to hospitals or other medical providers that contract with competitor-controlled groups for perfusion services, and could have a material adverse affect on the Company's business, financial condition and results of operation. This forward looking statement is subject to the degree of control exerted by the Company's competitors with respect to purchasing decisions made by controlled groups of perfusionists, the extent of future acquisitions of contract perfusion groups by the Company's competitors, the breadth of the Company's product offerings relative to those competitors controlling contract perfusion groups, and the degree to which the Company's research and development and marketing efforts result in the successful commercialization of products with enhanced or superior performance characteristics.

     Sales to customers located outside of the United States were approximately 40% of net sales for the three month period ended September 30, 1996 compared to 43% of net sales for the corresponding period in 1995.

Nine Months Ended September 30, 1996 Compared To
The Nine Months Ended September 30, 1995
-------------------------------------------------------------------------------

     Net sales increased 35% to $32,753,000 for the nine months ended September 30, 1996 from $24,216,000 for the nine months ended September 30, 1995. This increase was principally the result of a higher volume of product shipments of the Company's Affinity product line and Signature custom tubing packs.

     Sales from the Affinity product line and Signature custom tubing packs accounted for approximately 64% and 34% of the overall increase in net sales, respectively. Although the Company continues to anticipate declining shipments of the silicone membrane oxygenator line, net sales of the silicone line increased by $67,000 for the nine months ended September 30, 1996 when compared to the corresponding period in 1995. The silicone membrane oxygenator line's net sales increase for the nine months ended September 30, 1996 was primarily due to a large non-recurring shipment of approximately $290,000 occurring in January 1996.

     Sales to customers located outside of the United States were approximately 39% of net sales for the nine month period ended September 30, 1996 compared to 42% of net sales for the corresponding period in 1995.


COST OF SALES/GROSS PROFIT

     Cost of sales as a percentage of net sales increased to 59.9% for the three months ended September 30, 1996 from 53.5% for the three months ended September 30, 1995. Similarly, the cost of sales percentage increased to 58.5% for the nine months ended September 30, 1996 from 54.2% for the nine months ended September 30, 1995. The cost of sales percentages for the three and nine month periods ended September 30, 1996 were unfavorably impacted by the significant increases in sales of the Company's lower-margin Signature custom tubing pack line. The mix of products sold in any period will influence the cost of sales and gross profit for the period.

     Higher production volumes continued to improve Affinity oxygenator product costs, although, these improvements were offset, primarily by an ongoing decrease in average selling prices and, in the three months ended September 30, 1996, by scrap and other costs associated with production of the Affinity oxygenator. The Affinity oxygenator production issue has been rectified, but cost approximately $100,000 in scrap and related costs during the three months ended September 30, 1996. Also, volume-related manufacturing efficiencies have not yet been achieved for the Company's Affinity arterial filter. Production of the Affinity arterial filter began on or about December 31, 1995.

SELLING, GENERAL AND ADMINISTRATIVE AND LITIGATION EXPENSE

     Selling, general and administrative expenses increased 29% to $2,806,000 for the three months ended September 30, 1996 from $2,171,000 for the three months ended September 30, 1995. Selling, general and administrative expenses increased 34% to $8,657,000 for the nine months ended September 30, 1996 from $6,440,000 for the nine months ended September 30, 1995. These increases are attributed to costs associated with the continuing development of a direct sales force in certain of the Company's territories formerly served by distributors and independent sales representatives, the addition of a Chief Operating Officer and the overall increase in the Company's sales levels. In connection with the Company's development of a direct sales force, in October 1995, the Company opened a sales office in France from which it fields a direct sales force to serve the French market. As a percent of sales, selling, general and administrative expenses decreased to 24.8% for the three month period ended September 30, 1996 from 25.4% for the three month period ended September 30, 1995. This decrease as a percent of sales is primarily due to fixed costs being covered by increased revenue levels.

     Management anticipates that selling, general and administrative expenses for the year ended December 31, 1996 will be higher than the year ended December 31, 1995. However, these costs should continue to decline as a percentage of sales dollars. These forward looking statements will be influenced by revenue increases achieved by the Company, its ability to attract and retain qualified sales personnel as the Company continues to develop its direct sales force, and the timing and extent of promotional activities associated with new product introductions, if any.

     On July 17, 1996, the Company reached an agreement with COBE Laboratories Inc. (COBE) to settle COBE's patent suit against the Company. The terms of the settlement with COBE provide for the Company to make net payments totalling $2,200,000, of which a net $1,100,000 was paid in August 1996. The remaining amount is payable on or about August 6, 1997, subject to COBE's active enforcement of its claimed patent rights with respect to other manufacturers. The Company expensed settlement costs and professional fees, in connection with the COBE suit, of approximately $4,205,000 for the nine month period ended September 30, 1996, compared to $123,000 for the corresponding period in 1995. See Consolidated Financial Statements - Note 8 "Contingency Settlement".

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 31% to $908,000 and 29% to $2,611,000 for the three and nine month periods ended September 30, 1996, respectively, from $693,000 and $2,021,000 for the three and nine month periods ended September 30, 1995, respectively. This increased research and development spending is a result of the Company's ongoing efforts to pursue a number of potential product opportunities. These opportunities include a new blood pump for which the Company submitted a 510(k) application with the FDA late in September 1996, although there can be no assurance that the appropriate marketing clearance from the FDA will be received on a timely basis, if at all, or, if received, that this device will become commercially successful.

     The Company anticipates that research and development expenses for the remainder of 1996 will approximate the spending level for the three months ended September 30, 1996, as the Company moves to expand and improve its proprietary line of disposable medical devices. This forward looking projection is dependent upon the extent and timing of new product development and the impact of the regulatory process in obtaining marketing clearance for new products, including the new blood pump. The need or desire to modify the Company's existing products could also influence the level of research and development expenses. In addition to the aforementioned blood pump, the Company is developing an improved Myotherm cardioplegia system, scheduled for FDA submission in the first quarter of 1997; proprietary systems coatings that will improve blood handling, scheduled for mid-year 1997 FDA submission; and new oxygen saturation/hematocrit technology that is expected to be submitted to the FDA late in the third quarter of 1997. There can be no assurance, however, that the Company's research and development efforts will result in regulatory submissions to the FDA as set forth above, if at all, or will result in any commercially successful products. The forward looking statements regarding anticipated regulatory submissions contained in this paragraph will be impacted by the results of the Company's development efforts, the availability of any required clinical data, any changes in the regulatory scheme for such products, and the Company's assessment of the cost and anticipated benefit of such submissions.

INTEREST INCOME

     Interest income decreased to $166,000 for the three months ended September 30, 1996 from $232,000 for the three months ended September 30, 1995. Interest income increased to $570,000 for the nine months ended September 30, 1996 from $353,000 for the nine months ended September 30, 1995. The decrease in interest income for the three month period ended September 30, 1996 when compared to the three month period ended September 30, 1995 is primarily the result of decreases in investments due to the use of cash during 1996 for increases in accounts receivable and inventory, which correlate to the Company's growth, and the COBE litigation and settlement, which absorbed cash of approximately $3,100,000 in 1996. Interest income during the three and nine month periods ended September 30, 1996 was earned primarily from the investment of the remaining net proceeds from the Company's June 1995 stock offering. At September 30, 1996, the majority of these proceeds were invested with one investment portfolio manager who invested in U.S. government securities, agency paper, money markets, commercial paper and corporate obligations.

INCOME TAX PROVISION

     For the three and nine month periods ended September 30, 1996, a tax provision of $358,000 and a tax benefit of $289,000 was recorded, respectively, compared to a tax provision of $270,000 and $580,000 for the three and nine month periods ended September 30, 1995, respectively. The tax provision and benefit recorded corresponds to the pretax income and loss incurred for those respective periods. The loss for the nine months ended September 30, 1996 is primarily due to the litigation expense, including settlement, incurred during the six month period ended June 30, 1996 in connection with the COBE lawsuit.

NET INCOME (LOSS)

     Net income was $628,000 or $.08 per share and net loss was $1,036,000 or $.13 per share for the three and nine month periods ended September 30, 1996, respectively, compared to net income of $1,014,000 or $.13 per share and $2,287,000 or $.32 per share for the three and nine month periods ended September 30, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1996, the Company used $4,730,000 in operating activities compared to $526,000 of net cash generated from operating activities for the same period in 1995. The net change of approximately $5,256,000 is primarily the result of reduced net income, including approximately $3,100,000 in litigation and settlement expenses, and increasing levels of accounts receivable and inventory resulting from
increasing revenues.   The Company believes that its existing cash and
investments as well as anticipated cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

     Capital expenditures totaled $1,776,000 for the nine months ended September 30, 1996, compared to $908,000 for the nine months ended September 30, 1995. These expenditures were primarily related to the addition of equipment, molds and tooling necessary to further the production of the Affinity oxygenator, related blood reservoirs and arterial filter. The 1996 capital expenditures also include approximately $254,000 related to the Company's construction of a new facility, as discussed below, and $167,000 related to the equipment, molds and tooling for the production of the Company's new blood pump. The Company's capital expenditures for 1996 are expected to be approximately $1,800,000, not including any capital expenditures which may be required in connection with a new facility, as discussed below. The actual amount of this forward looking projection of capital expenditures will depend on the progress of the Company's product development efforts and the timing of the receipt of FDA marketing clearance for any future products, including the new blood pump.

     Leases for the Company's U.S. manufacturing, research and development and administrative facilities expire on December 31, 1996. The Company is constructing a new facility into which it will consolidate its four separate facilities, and has elected to purchase the facility after completion. The estimated cost of this facility is $8,500,000, plus an additional $1,000,000 for the purchase of furniture, fixtures and manufacturing equipment for the facility. To finance the $9,500,000 total cost of the project, the Company has a bank commitment to provide $5,200,000 of fixed rate long-term financing and, of the remaining $4,300,000, approximately $254,000 has already been spent by the Company with the balance to be paid in cash upon closing. Closing is expected on or about December 31, 1996.

     The Company anticipates that resulting depreciation expense should approximate the Company's facilities rental expense for 1996, thus not significantly impacting 1997 cost of goods sold, selling, general and administrative expense or research and development costs. Annual interest income is expected to be reduced approximately $250,000 as a result of this transaction and an estimated $475,000 of interest expense is expected to be added in 1997. The Company estimates that the overall 1997 after-tax impact of constructing, financing and moving into this new facility will be approximately $.01 per share each quarter. All relocation and lease abandonment costs, estimated at about $200,000, will be recorded upon the expiration of the leases, as a charge to the Company's 1996 operating statement. These forward looking statements relating to the amount of capital expenditures, ultimate cash usage and future income statement impact due to the new facility are dependent on final construction specifications and the financing terms negotiated in the ultimate loan agreement.

     In March 1996, net cash proceeds of approximately $525,000 were generated from an exercise of the Company's stock warrants. At September 30, 1996, the majority of these proceeds, along with a significant portion of the net proceeds from the Company's offering of common stock in June 1995, remained in cash and cash equivalents and short-term investments and will be used for general corporate purposes, including research and development, working capital and possible acquisitions.

     As discussed above under "Results of Operations - Selling, General and Administrative and Litigation Expense", on July 17, 1996, the Company reached an agreement with COBE to settle COBE's patent suit against the Company. The terms of the settlement provide for the Company to make net payments totalling $2,200,000, of which a net $1,100,000 was paid in August 1996. The remaining amount is payable on or about August 6, 1997, subject to COBE's active enforcement of its claimed patent rights with respect to other manufacturers. See Consolidated Financial Statements - Note 8 "Contingency Settlement".

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

          None

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

            (b)     Reports on Form 8-K:

                    On July 19, 1996, the Registrant filed a Current Report on Form 8-K, dated June 26, 1996, as amended by Amendment No. 1 to Current Report on Form 8-K/A Filed on July 31, 1996, reporting Item 5 - Other Information.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AVECOR  CARDIOVASCULAR  INC.


     November 11, 1996             By /s/ Anthony Badolato
---------------------------        --------------------------------
          Date                     Anthony Badolato
                                   Chief Executive Officer


     November 11, 1996             By /s/ Gregory J. Melsen
---------------------------        --------------------------------
          Date                     Gregory J. Melsen
                                   Vice President-Finance,
                                   Treasurer and Chief Financial
                                   Officer
                                   (Principal Financial and
                                   Accounting Officer)

                        AVECOR CARDIOVASCULAR INC.

                    EXHIBIT INDEX TO QUARTERLY REPORT
                              ON FORM 10-Q
                For the Quarter Ended September 30, 1996


Item No.                Description                          Method of Filing
--------                -----------                          ----------------
 4.1         Specimen form of the Company's Common
             Stock Certificate                         Filed herewith electronically


11.1         Statement regarding computation of
             earnings per share                        Filed herewith electronically


27.1         Financial Data Schedule                   Filed herewith electronically
