Form 10-K
period 1996-12-31
AVECOR CARDIOVASCULAR INC
filed 1997-03-31
CIK 883982

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the Fiscal Year Ended December 31, 1996

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                    For the transition period from            to
                                                   ----------    ----------

                            Commission File No.:  0-21330

                              AVECOR CARDIOVASCULAR INC.
                (Exact name of registrant as specified in its charter)


          MINNESOTA                                 41-1695729
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


     7611 NORTHLAND DRIVE
    MINNEAPOLIS,  MINNESOTA                             55428
    (Address of principal                             (Zip Code)
      executive offices)

          Registrant's telephone number, including area code: (612) 391-9000

           Securities registered pursuant to Section 12(b) of the Act: NONE

             Securities registered pursuant to Section 12(g) of the Act:

                             COMMON STOCK, $.01 PAR VALUE
                           PREFERRED STOCK PURCHASE RIGHTS

                                 --------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                               -----     ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

    As of March 21, 1997, 7,903,268 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market), excluding outstanding shares owned beneficially by officers and directors, was approximately $80,345,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the registrant's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 1997 Annual Meeting to be held May 14, 1997 (the "1997 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The matters discussed in this Annual Report on Form 10-K contain certain forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue," the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the progress of product development and clinical studies, the timing of and ability to attain regulatory approvals, the availability of third-party reimbursement, the extent to which the Company's products gain market acceptance, litigation regarding patent and other intellectual property rights, the introduction of competitive products by others and other factors, as well as those set forth below under the caption "Important Factors" on page 19.

Affinity-TM-, MYOtherm-TM-, Signature-TM- and OnCourse-TM- are trademarks of the Company.

                                        PART I

ITEM 1.  BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS.

    AVECOR Cardiovascular Inc. (the "Company") designs, develops, manufactures and markets specialty medical devices for heart/lung bypass surgery and long-term respiratory support. The Company's products include the AFFINITY microporous, hollow fiber membrane oxygenator and related blood reservoirs, a line of solid silicone membrane oxygenators and related blood reservoirs, the MYOTHERM cardioplegia delivery system, SIGNATURE custom tubing packs and the AFFINITY arterial filter.

    The Company was incorporated in Minnesota in December 1990 and began operations in 1991 when it purchased the surgical division of SCIMED Life Systems, Inc. (the "Predecessor Business"). The assets purchased included a line of solid silicone membrane oxygenators. The Company introduced its MYOTHERM cardioplegia delivery system in October 1991, and began marketing its SIGNATURE custom tubing packs in July 1993 upon the receipt of marketing clearance from the U.S. Food and Drug Administration (the "FDA"). Also in July 1993, the Company began international marketing of the AFFINITY oxygenator. In November 1993, the Company received marketing clearance from the FDA to begin U.S. marketing of the AFFINITY oxygenator, and the Company released the device to the U.S. market in February 1994. In July 1994, the Company received marketing clearance from the FDA to market its AFFINITY blood reservoirs. The Company received marketing clearance from the FDA to market its AFFINITY arterial filter in October 1995, which it released worldwide in the first quarter of 1996. In connection with the Company's continuing efforts to offer a more complete line of proprietary heart/lung bypass circuit products, the Company is currently completing development of a new blood pump, for which a 510(k) pre-market notification was filed with the FDA in September 1996.

    In April 1992, the Company completed a public offering of 1,988,250 shares of its Common Stock, $.01 par value ("Common Stock"), and received approximately $9,700,000 in net proceeds after deducting expenses of the offering. On December 1, 1992, the Company acquired all of the issued and outstanding shares of the capital stock of Cardio Med Ltd., a corporation organized under the laws of England and Wales ("Cardio Med"), in exchange for 160,000 shares of the Company's Common Stock. Cardio Med had been a distributor of the Company's disposable membrane oxygenators, cardiotomy reservoirs and cardioplegia systems and manufactured its own proprietary line of custom tubing packs. As a result of the acquisition, Cardio Med has become a wholly-owned subsidiary of the Company. Cardio Med's name has since been changed to AVECOR Cardiovascular Ltd. ("AVECOR Ltd.").

    In June 1995, the Company completed a public offering of 1,161,250 shares of Common Stock, resulting in net proceeds to the Company of approximately $12,653,000. An additional 1,478,000 shares of Common Stock were also sold by certain shareholders of the Company in the offering. During 1995, the Company also incorporated AVECOR Foreign Sales Corporation as a wholly-owned subsidiary of the Company and opened a sales office in France, which is organized as a subsidiary of AVECOR Ltd.

    As used herein, the term "Company" refers to AVECOR Cardiovascular Inc., AVECOR Ltd., AVECOR Cardiovascular France S.A.R.L. and AVECOR Foreign Sales Corporation. The Company's principal executive offices are located at 7611 Northland Drive, Minneapolis, Minnesota 55428, and its telephone number is (612) 391-9000.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    Since its inception, the Company has operated in the single industry segment of designing, developing, manufacturing and marketing medical devices.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

INDUSTRY BACKGROUND AND MARKETS

    INDUSTRY BACKGROUND. The Company's products are used in surgical procedures requiring heart/lung bypass, such as the treatment of coronary artery disease by coronary artery bypass graft surgery ("CABG" or "coronary bypass surgery"), heart valve replacement surgery and pediatric and neonatal congenital heart defect surgery. There were approximately 850,000 heart/lung bypass procedures performed worldwide in 1995. Approximately 400,000 heart/lung bypass procedures were performed in the United States in 1995, and approximately 265,000 heart/lung bypass procedures were performed in Europe in 1994. Certain of the Company's products are also used in non-surgical applications, such as the long-term cardiopulmonary support of premature infants, newborns and other patients with life-threatening respiratory disorders.

    The primary use of the Company's products is for heart/lung bypass procedures during the surgical treatment of coronary artery disease. Coronary artery disease, the leading cause of death in the United States, is the atherosclerotic narrowing of the coronary arteries that supply blood to the heart. Atherosclerosis is the accumulation of cholesterol and blood products on the inner lining of an artery that causes the arterial wall to thicken and lose elasticity, narrowing the inner diameter of the artery. According to an estimate by the American Heart Association, approximately 13,490,000 Americans have a history of heart attack, angina pectoris (chest pain), or both, which are generally associated with coronary artery disease. The American Heart Association estimated that coronary artery disease would result in 1,500,000 acute myocardial infarctions, or heart attacks, in the United States in 1996, of which approximately 500,000 would result in death.

    In the late 1960s, cardiovascular surgeons pioneered coronary bypass surgery, a surgical treatment for severe cases of coronary artery disease in which blood vessel grafts are used to bypass the site of the blocked arteries. Several of these procedures or "grafts" may be performed during a single surgery in order to bypass atherosclerotic lesions in more than one of the coronary arteries, which is commonly referred to as "multi-vessel" coronary artery disease. Coronary bypass surgery generally requires that the patient be put on a heart/lung bypass circuit to enable the surgeon to operate on a still, relatively bloodless heart. The heart/lung bypass circuit is a series of interconnected specialty medical devices that together function as a patient's heart and lungs by temporarily oxygenating and circulating blood while the patient's own heart and lungs are rendered inactive. The Company believes coronary bypass surgery accounts for approximately 75% of the total heart/lung bypass procedures performed in the United States and over 50% of the procedures performed in Europe.

    Although coronary bypass surgery is a highly invasive procedure, it has been shown to be highly effective in treating coronary artery disease, and the number of procedures performed annually in the United States has grown from approximately 200,000 in 1982 to over 400,000 in 1995 (multiple procedures may be performed during a single surgery where multi-vessel disease is present).
The annual worldwide growth rate in the number of coronary bypass procedures has fluctuated from year to year for various reasons.

    Since the development of coronary bypass surgery, a number of non-surgical interventional treatments for coronary artery disease have been developed which, depending on the extent and nature of the disease as well as physician preference, may be used as an alternative to coronary bypass surgery. These non-surgical treatments, while generally less costly per procedure, have limitations and to date have not resulted in reduced demand for coronary bypass surgery.

    Percutaneous transluminal coronary angioplasty ("PTCA") was introduced in the early 1980s as a non-surgical treatment for coronary artery disease. PTCA is performed by guiding a balloon-tipped catheter to the site of an atherosclerotic lesion, followed by several courses of dilation under high balloon pressure. For many patients, PTCA represents a less costly and less traumatic alternative to bypass surgery, while for other patients it represents a preferred alternative to drug therapy. While the number of PTCA procedures performed grew significantly in the 1980s and early 1990s, the number of coronary bypass procedures performed annually also continued to grow during this period.

    Although the average cost of a PTCA procedure is approximately one-half of the average cost of coronary bypass surgery, the need for further interventions for many patients tends to significantly reduce the long-term cost differential
between these two types of procedures.   Studies have indicated that 30% to 50%
of PTCA procedures are complicated by "restenosis," a renarrowing, or often reclosure, of the dilated vessel within six months. An artery complicated by restenosis often requires repeat procedures, reducing the overall cost-effectiveness of PTCA. For a significant number of PTCA patients, coronary bypass surgery is ultimately performed. In patients with multi-vessel coronary artery disease, a randomized study has shown that within three years of receiving treatment, only 14% of patients receiving coronary bypass surgery required retreatment ("revascularization") while 60% of patients receiving PTCA required revascularization. Additional studies have confirmed that approximately 20% of PTCA patients with multi-vessel disease will undergo coronary bypass surgery within one year of receiving PTCA. Because of the higher rates of revascularization of patients receiving PTCA rather than coronary bypass surgery, several studies have concluded that over a three-year period the overall average cost of PTCA procedures exceeds 75% of the average cost of coronary bypass surgery.

    In response to the limitations of PTCA, a variety of "second generation" interventional devices for coronary artery disease have been developed, including atherectomy devices (catheter devices that cut and remove atherosclerotic materials from the arterial wall), rotational ablation devices (catheter devices which use a rotating burr to remove material), laser catheter devices (devices that use laser energy to reduce accumulated materials in arteries) and coronary stents (expandable metal frames that are positioned within the diseased area in the coronary artery to maintain the vessel opening). Of these devices, coronary stents have demonstrated the best potential to date to reduce restenosis in a randomized population. Recent studies have concluded that the rate of restenosis in patients receiving coronary stents following PTCA is approximately 30% lower than in patients treated only by PTCA. However, the use of stenting in connection with PTCA greatly increases the cost of the PTCA procedure. One study has indicated that the average cost per procedure for elective stenting in connection with PTCA was approximately twice the cost of PTCA without stenting (or approximately equal to the cost of coronary bypass surgery).

    In addition to the existing non-surgical treatments for coronary artery disease, an additional treatment modality has emerged for both coronary artery disease and heart valve replacement procedures (discussed below), which involves "least" or "minimally" invasive surgical procedures. These techniques involve small surgical incisions in the patient's chest in lieu of the larger incision used in traditional CABG or valve replacement surgeries. Specialized surgical instruments used in connection with endoscopes enable surgeons to perform CABG or valve replacement surgeries via these smaller incisions. In some variations of this type of procedure, only a modified form of the heart/lung bypass circuit is required, which includes an oxygenator and related disposables. However, in other variations of this type of procedure a heart/lung bypass circuit is not utilized.

    While this modality is in its developmental stages and currently requires significant surgical skill and training, the potential benefits to patients from this type of surgery are a reduced recovery period and risk of infection as a result of the smaller incision. While some of the patients currently eligible for treatment by these types of procedures are not candidates for more invasive and less costly procedures, there can be no assurance that this type of surgical procedure will not represent a significant portion of the CABG or heart valve replacement procedures in the future. Therefore, it cannot be determined at this time what effect, if any, the development and acceptance of these procedures may have on the market for the Company's disposable heart/lung bypass circuit components.

    A second significant use of the Company's products in conjunction with heart/lung bypass procedures is in heart valve replacement surgery. Heart valve replacement surgery is also an open heart surgical procedure, involving the replacement of valves that regulate the flow of blood between chambers in the heart. Valve replacement may be required where the valve has become narrowed or ineffective due to the build-up of calcium or scar tissue, or where there is a congenital defect or some other form of physical damage to the valve. Like coronary bypass surgery, valve replacement surgery requires that the patient be put on a heart/lung bypass circuit. The Company believes approximately 20% of the heart/lung bypass procedures performed in the United States were performed in heart valve replacement surgery and approximately 25% of the heart/lung bypass procedures performed in Europe were performed in heart valve replacement surgery.

    Pediatric and neonatal congenital heart defect surgery is another heart/lung bypass procedure which uses several of the Company's products. These procedures are undertaken to correct developmental defects in the heart of a child or infant. The Company believes approximately 5% of the heart/lung bypass procedures performed in the United States and approximately 10% of those performed in Europe were performed in connection with this type of corrective surgery.

    The primary non-surgical use of the Company's products is in connection with a procedure known as extracorporeal membrane oxygenation ("ECMO"). ECMO is the long-term cardiopulmonary support of premature infants, newborns and other patients with life threatening respiratory disorders. The relatively small ECMO market served by the Company is comprised of 112 established centers worldwide, in which approximately 1,300 neonatal ECMO procedures (procedures performed on children younger than one year) were performed in 1993. Neonatal ECMO procedures constitute the vast majority of all ECMO procedures performed. There has been relatively little growth in the overall ECMO market in recent years and the Company believes growth in this market will remain limited until technology overcomes complications that are common in long-term respiratory support, such as intracranial bleeding due to the associated long-term use of anti-coagulants. Since the Company manufactures what it believes to be the only oxygenator that has received clearance from the FDA for sale for long-term cardiopulmonary support for periods greater than 24 hours, the Company believes it has a competitive advantage in this relatively small market.

    HEART/LUNG BYPASS CIRCUIT. In procedures requiring cardiopulmonary support, the patient is connected to a series of interconnected specialty medical devices, collectively called a heart/lung bypass circuit. The heart/lung bypass circuit functions as the patient's heart and lungs by temporarily oxygenating and circulating blood while the patient's own heart and lungs are rendered inactive. The devices in the heart/lung bypass circuit are operated by a skilled medical professional known as a perfusionist, under the direction of a surgeon. The primary components of a heart/lung bypass circuit, including the oxygenator, are single-use, disposable products. Heart/lung bypass circuits are customized for the particular practices of individual perfusionists.

    In a typical heart/lung bypass procedure, blood is removed via surgically inserted "cannulae" (hollow tubes with specifically designed tips that facilitate the drainage or infusion of blood into or out of a patient's body) from the patient's vena cava (the large vessels leading to the heart). The blood flows from the patient's vena cava by gravity into a venous blood reservoir where it is collected and "de-bubbled" (air is eliminated from the blood). In addition, blood that is suctioned from the patient or drained from the heart is filtered and de-bubbled through a cardiotomy reservoir. This blood is then also added to the venous blood reservoir. From the venous blood reservoir, the blood is mechanically pumped by a blood pump serving as a replacement for the patient's heart through an oxygenator. The oxygenator serves as a replacement for the patient's lungs by removing carbon dioxide from and adding oxygen to the blood. The carbon dioxide and oxygen levels in the blood are monitored with blood gas monitoring equipment, allowing the perfusionist to make the proper adjustments to maintain the correct concentrations. The oxygenator also controls the temperature of the blood by means of an integral heat exchanger connected to a heater-cooler console. The oxygenated blood is then returned to the patient through a final (arterial) filter that removes any potential air or small particles. This artificial heart/lung system is the primary component of the bypass circuit.

    In addition to the artificial heart/lung system, most bypass circuits also include a cardioplegia delivery system. During most cardiac surgical procedures, the heart is stopped (arrested) to provide the surgeon with a motionless field for the delicate surgery. When this occurs, the heart muscle receives very little blood supply. A cardioplegia system infuses specially formulated solutions (which often include oxygenated blood) directly into the patient's coronary arteries. In addition to delivering nutrients to the heart, these solutions are also used to arrest the heart and maintain prescribed temperatures.

    In order to salvage the patient's own blood during surgery, a cell-saver circuit may be used to collect and concentrate the patient's blood into washed, packed cells which can be reinfused at a later time to improve the patient's red blood cell count without the risks associated with donated blood. Another method of concentrating the patient's red blood cells is with the use of a hemoconcentrator. This device removes excess fluid from the patient's blood (concentrating the red blood cells) and also preserves the plasma of the blood that is generally discarded with typical blood cell salvaging.

    The heart/lung bypass circuit is completed by connecting all of the devices with tubing. Frequently, this tubing is pre-connected according to the instructions of individual perfusionists with all or some of the devices in the circuit and marketed as custom tubing packs. Increasingly, all of the components in the heart/lung bypass circuit are assembled and packaged in a complete, single container for a single heart/lung bypass procedure.

    MARKETS. The Company's products are primarily sold to hospitals that perform heart/lung bypass surgery. There were approximately 1,000 hospitals in the United States and about 400 hospitals in Europe which performed these procedures in 1996. Over 400,000 heart/lung bypass procedures were performed in the United States in 1995, and approximately 265,000 heart/lung bypass procedures were performed in Europe in 1994. Coronary bypass surgeries constitute a significant portion of the total number of heart/lung bypass procedures performed each year. Although the number of heart/lung bypass procedures performed may have been less than the number of coronary bypass surgeries due to multiple grafts being performed during some surgeries, the number of graft procedures performed in the United States each year grew from less than 200,000 in 1982 to over 400,000 in 1995.

    The current annual worldwide market for disposable products and related hardware and accessories for heart/lung bypass surgery is estimated by industry analysts to be approximately $800 million, over $600 million of which is estimated to be attributable to disposable products. The two largest individual markets for disposable products are the oxygenator market, estimated at approximately $200 million in annual sales, and the custom tubing pack market, estimated at approximately $100 million in annual sales. The Company's current proprietary product offerings participate in an annual worldwide market for disposable products estimated to be approximately $400 million, and the Company anticipates that its proprietary products under development, including its new blood pump, should allow the Company to pursue a greater portion of the disposable product market.

PRODUCTS

    The Company currently offers four product lines: the AFFINITY oxygenator line; the solid silicone membrane oxygenator line; the MYOTHERM cardioplegia delivery system; and SIGNATURE custom tubing packs. The following table sets forth the amounts and percentages of the Company's consolidated net sales attributable to these four product lines for the periods shown.




                                                                               YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                                 1996                     1995                    1994
                                                         --------------------    --------------------     -------------------
                                                                                 (DOLLARS IN THOUSANDS)
       AFFINITY oxygenator line. . . . . . . . . . . .   $25,488          57%    $18,329          55%     $7,915          37%
        Silicone membrane oxygenator line. . . . . . .     7,517          17       7,793          24       8,635          40
        SIGNATURE custom tubing packs. . . . . . . . .     7,402          17       3,459          10       1,478           7
        MYOTHERM cardioplegia delivery system. . . . .     3,994           9       3,759          11       3,458          16
                                                          ------         ---      ------         ---      ------         ---

          TOTAL. . . . . . . . . . . . . . . . . . . .   $44,401         100%    $33,340         100%    $21,486         100%
                                                          ------         ---      ------         ---      ------         ---




    AFFINITY OXYGENATOR LINE. The Company's AFFINITY oxygenator line is currently comprised of the AFFINITY oxygenator, a hardshell cardiotomy venous reservoir and a venous reservoir bag. Upon receipt of appropriate regulatory clearance, it is anticipated that the Company's new blood pump will also be marketed as a part of the AFFINITY oxygenator line.

    The AFFINITY oxygenator is a microporous, hollow fiber membrane oxygenator which exchanges the carbon dioxide in the patient's blood for oxygen, returning oxygenated blood to the patient through the heart/lung bypass circuit. This oxygenator incorporates the Company's patented radial flow and graduated density fiber bundle, both of which were developed through the Company's use of "computational fluid dynamics." Computational fluid dynamics helped the Company design the AFFINITY oxygenator with features such as a lowered blood phase pressure drop, a more uniform flow of blood through the device's fiber bundle, and reduced damage to the blood as it passes through the device's blood phase. The key features of the AFFINITY oxygenator include the following:

- HIGH GAS TRANSFER. The Company believes that the AFFINITY oxygenator offers superior gas transfer performance. Studies conducted by independent investigators have demonstrated that the AFFINITY oxygenator has gas transfer performance equal or superior to that of most competing oxygenators. The Company believes that most perfusionists desire oxygenators that provide optimum gas transfer performance to assure safety for patients requiring greater oxygen transfer capability, such as larger patients and patients operated on under lighter anesthesia or at warmer temperatures.

- LOW PRESSURE DROP. Studies conducted by independent investigators have determined the pressure drop across the blood phase of the AFFINITY oxygenator to be as low or lower than that of other leading products. The Company believes that perfusionists generally wish to avoid large pressure drops during heart/lung bypass procedures due to the risk of line failures associated with high pressure drop.

- LOW PRIMING VOLUME. The AFFINITY oxygenator has a priming volume which the Company believes to be one of the lowest priming volumes among oxygenators currently available, and significantly less than the priming volume of three of the four largest selling competitive products. Lower priming volume can result in less set-up time for the perfusionist, reduced dilution of the patient's blood with priming solutions and a reduced use of the patient's blood for priming, which lessens the possibility that costly and potentially dangerous donor blood products will need to be introduced during the procedure.

- EASE OF USE. The AFFINITY oxygenator has been designed to be convenient to set up, prime and operate. The AFFINITY'S relatively small size and universal adaptability contribute to its ease of handling, and its clear case helps to assure quick, complete priming and ongoing visual checks during the procedure. The device's unique casing design and a proprietary manufacturing technique result in precise alignment of the uppermost blood port with the top of the fiber bundle, allowing for ease in venting air during the priming procedure. The Company believes that perfusionists have a preference for oxygenators that permit easy removal of air during priming and ease of monitoring for the presence of air during the procedure.

    Although competing oxygenators are generally designed to maximize one or more of these key features, the Company believes the performance of the AFFINITY oxygenator to be equal or superior to competing products across a broad range of performance characteristics: gas transfer capability, pressure drop, priming volume and ease of use.

    In the heart/lung bypass circuit, the blood reservoir serves as a filtering and storage device. The AFFINITY product line offers two blood reservoirs, a hardshell cardiotomy venous reservoir and a venous reservoir bag. Computational fluid dynamics modeling was also used in the development of these reservoirs. The hardshell reservoir can be used as a stand-alone unit or can be integrated with the AFFINITY oxygenator in one unit. The venous reservoir bag maintains simplicity in its design while offering optimum priming ease, efficient air handling and excellent mixing characteristics. By offering these blood reservoirs in the AFFINITY line, the Company is able to configure systems to meet its customers' needs.

    In July 1993, the Company began international marketing of the AFFINITY oxygenator. The Company began the commercial release of the AFFINITY oxygenator in the U.S. market in February 1994, following marketing clearance from the FDA. The Company received U.S. marketing clearance from the FDA for its AFFINITY blood reservoirs in July 1994 and began marketing the devices following clearance.

    The Company is in the process of completing the development of a new blood pump. Upon receipt of regulatory clearance from the FDA, the Company intends to market this device as the AFFINITY

Pump System. By adding the AFFINITY Pump System to its product line, the Company will be able to offer a complete line of proprietary devices comprising the major components of the heart/lung bypass circuit.

    The AFFINITY Pump System incorporates a motor and control console, a rotor housing, rotor assembly and a disposable pump chamber. The Company believes that the AFFINITY Pump System will offer a number of clinical safety advantages over existing centrifugal or standard roller-type pumps. In particular, the modified roller-type design of the AFFINITY Pump System is designed to (i) prevent significant negative pressure at the inlet, which minimizes the potential for cavitation; (ii) not permit the draining of the venous reservoir and the resulting introduction of air into the bypass circuit; (iii) not create high discharge pressures sufficient to disrupt the tubing connections in the bypass circuit; and (iv) not allow retrograde flow. The Company believes that the AFFINITY Pump System will be the first blood pump to combine these safety features with performance comparable to available pumps.

    The marketing and sale of the AFFINITY Pump System is subject to receipt of marketing clearance from the FDA pursuant to a 510(k) pre-market notification filed by the Company in September 1996. While the Company believes that marketing clearance for the AFFINITY Pump System could be received as early as mid-1997, there can be no assurance that marketing clearance will be received pursuant to the Company's 510(k), or on a timely basis, if at all.
Additionally, there can be no assurance that the AFFINITY Pump System will be perceived as superior to currently available blood pumps, that competitors will not introduce future products with superior performance characteristics, or that the AFFINITY Pump System will achieve market acceptance or generate material revenues for the Company at any time in the near future, if at all. See "Important Factors" on page 19.

    SILICONE MEMBRANE OXYGENATOR LINE. The Company's solid silicone membrane oxygenator line consists of the Company's solid silicone membrane oxygenator and associated cardiotomy reservoirs and the Company's ECMO (extracorporeal membrane oxygenation) devices. This product line was purchased by the Company from the Predecessor Business.

    The Company's solid silicone membrane oxygenators allow gases to pass to and from blood using proprietary silicone membrane technology, as opposed to the most widely used oxygenators that use microporous membrane technology (including the AFFINITY oxygenator). The solid silicone membrane technology permits, and may be sold for, extended use applications because it does not experience the performance deterioration over a longer period of use that occurs in a microporous membrane oxygenator. In addition, some perfusionists continue to prefer silicone membrane oxygenators for heart/lung bypass procedures. The Company believes that its solid silicone membrane oxygenator is the only oxygenator which is approved for sale for extended use of periods greater than 24 hours, providing the Company with a competitive advantage in this relatively small market. The Company markets a full line of solid silicone membrane oxygenators in several models and sizes.

    The Company's solid silicone membrane oxygenator is also part of the Company's ECMO system. ECMO is the long-term cardiopulmonary support of premature infants, newborns and other patients with life-threatening respiratory disorders. The ECMO system includes the membrane oxygenator, reservoir bladder bags and a heat exchanger.

    SIGNATURE CUSTOM TUBING PACKS. The Company's SIGNATURE custom tubing packs include the tubing and other connections used to integrate the various components of the heart/lung bypass circuit and ECMO system. The components to be included in each tubing pack and the manner in which they are arranged and connected are determined by the specifications provided by the Company's individual customers. The Company has developed computer software that allows it to design and fully document custom tubing packs according to individual customer specifications and to quote prices based on these specifications within hours of a customer request. The Company believes that this service provides it with a significant competitive advantage. While many of the devices included in the Company's SIGNATURE custom tubing packs are manufactured by the Company, the Company currently does not manufacture all the devices that may be requested by customers. Consequently, the Company is currently required to purchase certain components of its SIGNATURE custom tubing packs from other medical device manufacturers. The Company received marketing clearance from the FDA for its SIGNATURE custom tubing packs in June 1993.

    In October 1995, the Company received FDA clearance to market its AFFINITY arterial filter which the Company generally sells as part of its SIGNATURE Custom Tubing Packs. The Company began sales of this product to customers in late 1995, with full worldwide release in the first quarter of 1996. The AFFINITY arterial filter is the final component in the circuit of specialized medical devices used in heart/lung bypass surgery, ensuring that the oxygenated blood is free of air or particulate emboli before re-entering the patient's body. The Company believes that the AFFINITY arterial filter offers low volume priming, high visibility and excellent air handling and hemodynamics. The vast majority of AFFINITY arterial filter devices are sold as components of custom tubing packs. Previously, the Company had sold filters from other manufacturers as part of its custom tubing packs.

    MYOTHERM CARDIOPLEGIA DELIVERY SYSTEM. The Company's MYOTHERM cardioplegia delivery system is used to infuse specially formulated solutions, which often include oxygenated blood, directly into the patient's coronary arteries while the heart is stopped during heart/lung bypass surgery. In addition to delivering nutrients to the heart, these solutions are also used to arrest the heart and maintain prescribed temperatures. The Company believes that the MYOTHERM cardioplegia delivery system provides superior levels of heat exchange performance for optimum temperature control during both the cooling and warming phases of heart/lung bypass surgery. The MYOTHERM cardioplegia delivery system also offers adaptability and convenience for varying cardioplegia techniques used by cardiovascular surgeons. The perfusionist is able to specify mixtures of cardioplegia solutions and blood in the MYOTHERM cardioplegia delivery system without changing the pump set-up. Another feature of the MYOTHERM cardioplegia delivery system is a self-venting drip chamber design, which affords the perfusionist greater convenience and ease of priming. The MYOTHERM cardioplegia delivery system is currently available in eight standard configurations and can be configured on a customized basis to suit a surgeon's individual protocol.
The Company released its MYOTHERM cardioplegia delivery system worldwide in October 1991. The Company is developing an improved MYOTHERM cardioplegia delivery system scheduled for FDA submission late in the first quarter of 1997. See "Research and Development."

    ONCOURSE CONTINUOUS QUALITY CONTROL IMPROVEMENT SOFTWARE. In addition to the Company's medical device products, the Company introduced its ONCOURSE continuous quality improvement (CQI) manager in December 1995. This new Microsoft Windows-based software program is currently offered free of charge to customers who make a major commitment to the Company's products. ONCOURSE CQI Manager guides perfusionists through the necessary steps in establishing a CQI program. In addition, it generates a variety of useful reports for perfusionists, including the annual American Board of Cardiovascular Perfusion clinical activity report and several other specialized reports. Although the Company markets this product for sale to other customers, the Company does not expect that this product will contribute significantly to its results of operations in the foreseeable future.

RESEARCH AND DEVELOPMENT

    The Company's research and development strategy encompasses two approaches: developing a more complete line of products for the heart/lung bypass circuit and developing products which addresses new markets and opportunities outside of the heart/lung bypass market and which leverage the Company's core technologies and expertise.

    As an integral part of both its research and development and sales and marketing strategies, the Company strives to involve its customers to a large extent in its product development activities. Under confidentiality agreements, the Company consults with selected customers from time to time as to market needs and assessments of products under development by the Company. The Company believes that this practice allows it to receive end-user assessments of products in development at an early stage and to better assure market acceptance.

    The Company's research and development staff currently consists of 24 full-time engineers, scientists, designers and technicians. Research and development expenses in 1996 were $3,651,000, as compared with $2,773,000 in 1995 and $2,309,000 in 1994. The Company anticipates that 1997 research and development costs will increase approximately 20% over 1995 levels, as the Company moves to expand and improve its proprietary line of disposable medical devices. This forward-looking projection is dependent on the extent and timing of new product development and the impact of the regulatory process in obtaining marketing clearance for new products. The need or desire to modify the Company's existing products could also influence the level of research and development expenses. There can be no assurance, however, that the Company's research and development efforts will result in any commercially successful products.

    As a result of the Company's research and development efforts, the Company filed a 510(k) pre-market notification with the FDA in September 1996 covering the AFFINITY Pump System. Additionally, the Company submitted a 510(k) pre-market notification late in the first quarter of 1997 covering an improved MYOTHERM cardioplegia delivery system. There can be no assurance that marketing clearance for the AFFINITY Pump System or the improved MYOTHERM cardioplegia delivery system will be received on a timely basis, if at all, or, if received, that either device will become commercially successful.

MARKETING

    The Company markets its products in the United States and internationally, with domestic sales accounting for 59%, 58% and 56% of consolidated net sales in 1996, 1995 and 1994 respectively. The majority of the Company's international sales are in Europe.

    To serve the U.S. market, the Company has developed a sales organization that markets its products directly to cardiovascular surgeons, perfusionists, neonatologists and ECMO specialists. This organization consists of a staff of 17 direct sales employees, supplemented by seven independent sales representative organizations and one distributor, all with cardiovascular sales experience. This network is managed by three regional sales managers and a vice president of marketing and sales. At its inception, the Company marketed its products primarily through distributors and independent sales representatives. Since that time, the Company has shifted the composition of its distribution network in the United States to include a larger direct sales component. Approximately 85% of the Company's U.S. sales in 1996 occurred through direct sales employees and independent sales representatives. The Company believes that this shift to a larger direct sales force allows better control of the sales process and assists the Company in developing closer relationships with its customers.

    Internationally, the Company sells its products through 38 cardiovascular distributors who cover most major foreign markets. The Company's U.K. subsidiary, AVECOR Ltd., is the base of the Company's international marketing efforts, and manufactures, assembles and distributes the Company's products to the majority of the Company's international distribution network. This international distribution network is managed by an international sales director and an export sales manager, both who are experienced in marketing heart/lung bypass devices in Europe. The Company's international distribution network is supplemented by three direct sales employees, two in the U.K. and one in France.
 In October 1995, the Company opened a sales office in France, which is organized as a subsidiary of AVECOR Ltd. Total export sales to unaffiliated entities (primarily to Europe and payable in U.S. dollars) and sales made by AVECOR Ltd. were $4,912,000 and $13,111,000, respectively for the year ended December 31, 1996; $3,480,000 and $10,702,000, respectively, for the year ended December 31, 1995; and $3,365,000 and $6,184,000, respectively, for the year ended December 31, 1994.

    The Company currently has written agreements with 28 of its domestic and international independent sales representatives and distributors. These agreements generally impose geographic exclusivity and non-competition obligations on the Company's independent sales representatives and distributors. The Company's sales representative and distributorship agreements include a provision that requires the Company to pay a commission to the sales representative or distributor for any sales made directly by the Company to
customers within such sales representative's or distributor's territory.   The
Company may typically terminate these agreements upon breach of the agreement by the distributor or sales representative, including breach of the quota or minimum sales obligations imposed by the agreement, as well as certain extraordinary events.

    The Company's products are primarily sold to hospitals that perform heart/lung bypass procedures. In the United States, the Company believes there are approximately 1,000 hospitals at which heart/lung bypass procedures are performed, while in Europe approximately 400 hospitals perform such procedures. There are approximately 112 hospitals worldwide where ECMO is performed. The Company's products are used by perfusionists, and the Company estimates that there are about 3,000 perfusionists practicing in the United States.

    A small portion of the Company's business is subject to longer term (longer than one year) commitments with customers. These commitments involve fixed pricing terms and minimum or exclusive purchase obligations. Many of the Company's competitors, which have greater financial resources and broader and longer-standing product lines than the Company, have experienced relatively greater success in establishing these types of customer commitments. The Company anticipates that there will be increased use of these longer term, firm commitment arrangements in its markets due to cost concerns and other factors.

    The Company's sales and marketing strategy includes developing and maintaining a close working relationship with its customers in order to assess and satisfy their needs for products and services. The Company meets with certain designated customers several times each year, during which ideas are shared regarding the marketplace in general, specific products, products under development and existing or proposed programs. In lieu of expensive advertising and promotional materials, the Company maintains extensive contact with its customers for the purpose of educating them in the Company's technologies and manufacturing methods as well as to receive input and feedback about the Company's product development and customer service functions. The Company believes these efforts to be cost-effective in producing awareness of, and loyalty to, the Company's products.

    The Company conducts frequent training of its sales force to facilitate response to customer needs. The Company also maintains a 24-hour/day assistance program in order to respond quickly to clinical questions and problems encountered by its customers. The assistance services are provided by a former certified clinical perfusionist employed by the Company and are supplemented by a certified clinical perfusionist employed by the Company as well as a network of perfusionist consultants located across the country.

    No single customer accounted for more than 10% of the Company's 1996 net sales.

COMPETITION

    The cardiovascular device market in which the Company competes is characterized by intense competition. This market is dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the specific heart/lung bypass product market and/or in the general field of medical devices and supplies. Broader product lines give many of the Company's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed-care organizations that increasingly seek to reduce costs through centralization of purchasing functions. In addition, the Company's competitors have used price reductions to preserve market share in the oxygenator and other product markets and there can be no assurance that the Company's competitors will not use significant and prolonged price competition across the Company's product lines in the future.

    During the past two years, one of the Company's competitors, the Bentley Division of Baxter Healthcare Corporation, purchased three companies which provide contract perfusion services to hospitals. Although the Company believes it is too early to assess the effect of these acquisitions on the Company's business, the Company is likely to have increased difficulty selling its heart/lung bypass products to perfusionists employed by the acquired companies or to hospitals that contract with the acquired companies for perfusion services. These acquisitions or other acquisitions by one or more of the Company's competitors of other companies providing contract perfusion services could have a material adverse effect on the Company's future business, financial condition and results of operations.

    The Company's primary competitors within the heart/lung bypass market include COBE Cardiovascular Inc. (a subsidiary of Gambro, Inc.), Medtronic, Inc., the Bentley Division of Baxter Healthcare Corporation, C.R. Bard Inc., Sorin Biomedical, Inc. (a subsidiary of Fiat), Terumo Medical Corporation and SARNS Inc. (a subsidiary of 3M Company).

    The Company believes that the principal competitive factors in the market for heart/lung bypass and long-term respiratory support products are product performance, quality, price, ease of use, technical innovation, cost-effectiveness, field sales support, customer service and breadth of product line. The Company intends to continue to compete on the basis of its high performance products, innovative technologies, cost-effective manufacturing techniques, close customer relations and support and its strategy to increase its offerings of products within the heart/lung bypass circuit and other medical device technologies.

MANUFACTURING

    The Company manufactures oxygenators and other products and assembles custom tubing packs at its U.S. facility located in Minneapolis, Minnesota. The Company also performs certain final manufacturing processes with respect to its oxygenators and blood reservoirs and also assembles SIGNATURE custom tubing packs at its Bellshill, Scotland facility.

    The Company's U.K. and former U.S. manufacturing facilities have been inspected by the British Standards Institute ("BSI") and, as a result, the Company has received ISO 9001 certification. BSI is also the "Notified Body" that has verified that the Company's quality certification procedures conform with the essential requirements necessary for the Company to prepare a Declaration of Conformity and therefore place the "CE" mark on its products. See "Governmental Regulation."

    As a part of the development process for new products, the Company simultaneously designs and develops manufacturing processes and equipment to be used to manufacture the products. Because of the Company's ability to design and produce its manufacturing equipment internally in conjunction with new product development, the Company has been able to implement a highly automated, cost-efficient manufacturing process for the products in its AFFINITY line.

    The Company manufactures its oxygenators, blood reservoirs and ancillary products from standard raw materials, components and custom manufactured components presently purchased from outside suppliers. The Company intends to continue to purchase these raw materials, components and custom- manufactured components from outside suppliers in the future. While the Company believes that the raw materials, components and custom manufactured components used in the manufacture of its products are readily available from multiple sources, certain of these items are purchased from single sources. Although the Company has qualified, or is in the process of investigating, alternate sources of supply for key components and materials, any significant interruption in supply of these items could have a material adverse effect on the Company's ability to manufacture its products. The Company has not experienced shortages or significant delays in supply of these materials and components from its suppliers.

GOVERNMENTAL REGULATION

    The Company's products, development activities and manufacturing processes are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug and Cosmetics Act and amendments thereto, including the Safe Medical Devices Act of 1990. The Company is subject to the standards and procedures with respect to manufacture and marketing of medical devices contained in the Federal Food, Drug and Cosmetics Act and the regulations promulgated thereunder and is subject to inspection by the FDA for compliance with such standards and procedures. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

    In the United States, medical devices are classified into one of three classes (class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (E.G., labeling, premarket notification and adherence to good manufacturing practices) and class II devices are subject to general and special controls (E.G., performance standards, postmarket surveillance, patient registries and FDA guidelines ). In general, class III devices (E.G., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to a legally marketed device), in addition to being subject to general and special controls, must receive premarket approval ("PMA") by the FDA to ensure their safety and effectiveness.

    Before a new or significantly modified device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a 510(k) notification or approval of a PMA application. A 510(k) clearance will be granted if the proposed device is "substantially equivalent" to a predicate device (I.E., a legally marketed class I or class II medical device, or a class III medical device for which the FDA has not called for the submission of a PMA application). Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues a written determination that the device is "substantially equivalent" to a predicate device. The FDA may determine that a proposed device is not substantially equivalent to a predicate device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device's safety and efficacy be performed. The process of obtaining a 510(k) clearance typically can take several months to a year or longer.

    A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device, or if it is a class III device for which the FDA has called for a PMA application. Certain class III devices that were on the market before May 28, 1976 ("preamendments class III devices"), and devices that are substantially equivalent to them, can be brought to market through the 510(k) process until the FDA calls for the submission of PMA applications for preamendments class III devices. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date the PMA is submitted to the FDA, if approval is obtained at all. Moreover, a PMA application, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly limits the marketing of approved medical devices for unapproved or "off label" uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. All of the Company's current products have been the subject of successful 510(k) submissions, and the Company believes that its products currently in development will also be eligible for the 510(k) submission process, although there can be no assurance that the FDA will agree with this view.

    Certain of the Company's products are within product categories set forth in an FDA order dated August 14, 1995, issued to all manufacturers of these devices, which requires all of such manufacturers to submit additional data to the FDA regarding the safety and the efficacy of the identified devices. The products affected include the Company's blood oxygenators, arterial filters and defoamers, which, by current FDA interpretation, include both cardiotomy and venous blood reservoirs. Each of these devices is currently classified by the FDA as a class III medical device which, because they were viewed as substantially equivalent to preamendments class III devices, were cleared for marketing through the 510(k) premarket notification process. Through its August 14, 1995 order, the FDA has requested data from the Company and other manufacturers of these devices in order to make a determination as to whether these products should be reclassified as either class I or class II medical devices. If the FDA were to determine that such devices should remain classified as class III medical devices, it would require manufacturers such as the Company to submit PMA applications concerning such devices within 90 days after the final FDA classification order.

    The Company is in the process of gathering the required data for submission to the FDA, and is working with various industry groups and the FDA to seek reclassification of these devices. Although the FDA order requiring the submission of data on blood oxygenators and arterial filters has characterized these devices as having a high potential for down-classification, and the Company believes that the devices will be reclassified, there can be no assurance that these devices will be reclassified. Although the FDA order requesting data on defoamers has characterized these devices as unlikely to be reclassified, and, therefore, likely to require PMA submission, the Company is currently working to seek down-classification. The Company's efforts, in conjunction with those of other manufacturers, are based on the belief that the types of blood reservoirs currently used in heart/lung bypass circuits are significantly different from the defoamers used with older, bubble-type oxygenators, and, based on safety and efficacy data, should be reclassified. While there can be no assurance that these efforts will be successful, the Company believes that the likelihood of reclassification of blood reservoirs is currently greater than indicated in the FDA order. In the event that any of the devices are not reclassified, the Company may be required to submit a PMA application. As discussed above, the PMA application process can be expensive, uncertain and lengthy, and, if required, could have a material adverse effect on the Company's future business, financial condition or results of operations.

    The Company is also subject to regulation in each of the foreign countries in which it sells its products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. The national health or social security organizations of certain of such countries require the Company's products to be qualified before they can be marketed in those countries. The Company relies on its independent distributors to comply with the majority of the foreign regulatory requirements. To date, the Company has not experienced significant difficulty in complying with these regulations.

    The Company is subject to periodic inspections by the FDA, which is charged with auditing the Company's compliance with quality assurance systems established by the FDA and other applicable government standards. The Company is also subject to inspections by the United Kingdom's Medical Devices Directorate ("MDD") and other European regulatory agencies. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. The Company believes that its manufacturing and quality control procedures are in compliance with the requirements of the FDA and MDD regulations. The Company's manufacturing facilities and processes are also subject to periodic inspection and review by BSI in conjunction with the Company's ISO 9001 certification. ISO certification is a series of standards that define the basics of establishing, documenting and maintaining an effective production quality management system. The Company believes that ISO certification creates value for the Company both internally, by providing an objective criteria for measuring the Company's quality assurance efforts, and externally, through customer recognition of, and demand for, products manufactured by ISO certified manufacturers.

    BSI is also the "Notified Body" that has verified that the Company's quality certification procedures conform with the "essential requirements" set forth by the MDD for the class of products produced by the Company. Conformity with these essential requirements enables the Company to prepare a Declaration of Conformity which supports the placement of the "CE" mark on the Company's products. The CE mark enables the Company's products to be marketed, sold and used throughout the European Union (the "EU"), subject to limited "safeguard" powers of member states. Presently, the CE mark is not required to be affixed to the Company's products (or those of its competitors) sold in the EU, but may be affixed during a transition period currently in effect and which began January 1, 1995. This transition period will end on January 1, 1999, when all of the Company's products (and those of its competitors) will be required to comply with the essential requirements in order to be marketed in the EU.

    The financial arrangements through which the Company markets, sells and distributes its products may be subject to certain federal and state laws as well as regulations in the United States with respect to the provision of services or products to patients who are Medicare or Medicaid beneficiaries. The "fraud and abuse" laws and regulations prohibit the knowing and willful offer, payment or receipt of anything of value to induce the referral of Medicare or Medicaid patients for services or goods. In addition, the physician anti-referral laws prohibit the referral of Medicare or Medicaid patients for certain "Designated Health Services" to entities in which the referring physician has an ownership or compensation interest. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of fraud and abuse or physician anti-referral laws and regulations, or both, have been extended to include the provision of services or products to all patients, regardless of the source of payment, although there is variation from state to state as to the exact provisions of such laws or regulations. In other states, and, on a national level, several health care reform initiatives have been proposed which would have a similar impact. The Company believes that its operations and its marketing, sales and distribution practices currently comply in all respects with all current fraud and abuse and physician anti-referral laws and regulations, to the extent they are applicable. Although the Company does not believe that it will need to undertake any significant expense or modification to its operations or its marketing, sales and distribution practices to comply with federal and state fraud and abuse and physician anti-referral regulations currently in effect or proposed, financial arrangements between manufacturers of medical devices and other health care providers may be subject to increasing regulation in the future. Compliance with such regulation could adversely affect the Company's marketing, sales and distribution practices, and may affect the Company in other respects not presently foreseeable, but which could have a material adverse impact on the Company's business, financial condition and results of operations.

THIRD-PARTY REIMBURSEMENT AND COST CONTAINMENT

    The Company's products are purchased by hospitals and other users, which then bill various third-party payors for the health care products and services provided to the patients. These payors, which include Medicare, Medicaid, private insurance companies and managed care organizations, reimburse part or all of the costs and fees associated with the procedures performed with these devices.

    Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been, and may in the future be, reduced in the event of further changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using the Company's products or the eligibility (or the extent or amount of coverage) of the Company's products could have a material adverse impact on the Company's business, financial condition and results of operations.

    In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third-party payors to curb these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan, and over 80% of hospitals participate in or have agreements with HMOs. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact existing or proposed legislation, regulation or such third-party payor measures may have on its future business, financial condition or results of operations.

    Because the primary application of the Company's products is in coronary bypass procedures, changes in reimbursement policies and practices of third-party payors with respect to coronary bypass surgery could have a substantial and material adverse impact on sales of the Company's heart/lung bypass products. The development or increased use of more cost-effective treatments for coronary artery disease could cause such payors to decrease or deny reimbursement for coronary bypass surgery or to favor these other treatments.

PATENTS AND PROPRIETARY RIGHTS

    The Company protects its technology by filing patent applications for the patentable technologies that it considers important to the development of its business. The Company also relies upon trade secrets, know-how and continuing technological innovations to develop and maintain its competitive position.

    The Company currently holds six U.S. patents and has three pending U.S. patent applications. In addition, the Company has four pending foreign patent applications. Four of the Company's present U.S. patents cover significant design features of the AFFINITY oxygenator, including the AFFINITY'S winding mandrel, graduated density fiber bundle and heat exchanger water diverter. The Company's other issued U.S. Patents cover the designs of the AFFINITY venous blood reservoirs. The Company has pending U.S. Patent applications relating to the design of the AFFINITY venous blood reservoir and the AFFINITY arterial filter. The Company's pending foreign patent applications consist of selected overseas filings addressing the same intellectual property addressed by the Company's issued and pending U.S. Patents.

    The three U.S. patents acquired by the Company from the Predecessor
Business cover the Company's solid silicone membrane oxygenator product line and have expired. The Company believes that the market for solid silicone membrane oxygenators might not be large enough to justify the expenses associated with market entry by a competitor, and therefore, the effect of the expiration of these patents on the revenues of the Company will not be material.

    The Company, like other firms that engage in the development and marketing of medical technology products, must address issues and risks relating to patents and trade secrets. There can be no assurance that any of the Company's pending or future U.S. or foreign patent applications will result in issued patents, that any current or future U.S. or foreign patents of the Company will not be challenged or circumvented by competitors or others, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or provide the Company with its desired competitive advantage. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. The Company may be required to institute litigation to enforce patents issued to the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

    The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

    Claims by competitors and other third parties that the Company's products allegedly infringe the patent rights of others could have a material adverse effect on the Company. The medical device industry is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In March 1997, the Company filed a lawsuit seeking to invalidate a newly issued U.S. patent held by Minntech Corporation ("Minntech"), a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's AFFINITY oxygenator does not infringe the Minntech patent. The Company filed the suit in response to a December 1996 letter from Minntech, alleging that the AFFINITY oxygenator infringes certain claims under Minntech's patent, and requesting discussion regarding a possible license agreement. The Company's action against Minntech and any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. In addition, if Minntech were successfully to bring an infringement counterclaim against the Company, or if the Company were to be subject to an adverse determination in any other legal proceeding in the future alleging patent infringement, the Company could become subject to an injunction preventing the manufacture and sale of the infringing products and to monetary damages, or might be forced to seek a license from the party alleging patent infringement in order to continue to manufacture and sell any infringing products, which it might not be able to obtain. The outcome of any such legal action, including the possibility of entering into such a license, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Legal Proceedings" on page 23.

    Pursuant to an Asset Purchase Agreement dated June 7, 1991 ("Asset Purchase Agreement"), for approximately $1 million in cash and a $2.5 million note, the Company acquired the business and assets, and assumed certain liabilities, of the Predecessor Business. In addition, under the terms of a Royalty Agreement dated June 7, 1991 ("Royalty Agreement"), the Company is obligated to pay to SCIMED Life Systems, Inc. ("SCIMED") specified royalties based on a percentage of net sales (as defined) of products previously manufactured by the Predecessor Business and future products developed from then-existing technology if the Company achieves certain net sales thresholds with those products. The Royalty Agreement also provides for royalty payments on certain new generations of developed products, if any, which use certain technology embodied in the then-existing models of such products. Royalties on net sales for individual product lines range from 1% to 3%, only if aggregate net sales of such products for the prior year calculated on the anniversary date (June 7) of the Royalty Agreement exceed $10 million. If aggregate net sales of such products exceed $12 million, then additional royalties will be due on net sales in excess of $10 million at 150% of the stated royalty rates. In June 1996, the Royalty Agreement expired with respect to products previously manufactured by the Predecessor Business and expires with respect to current products under development at the time of the acquisition and certain new generation products in June 2001. The Company has charged $95,000 in 1996, $178,000 in 1995 and $213,000 in 1994 to operations for royalties due under the Royalty Agreement for sales of products previously manufactured by the Predecessor Business. The Company believes that none of the products in the AFFINITY oxygenator line nor any of the Company's products currently under development (including the AFFINITY Pump System) will require royalty payments under the Royalty Agreement.

    In connection with the Asset Purchase Agreement, SCIMED also assigned to the Company ten trademarks (one of which is registered) related to the Company's current line of products previously manufactured by the Predecessor Business.

EMPLOYEES

    As of March 9, 1997, the Company employed 325 persons full-time and 2 persons part-time, including 29 in research and development, 222 in manufacturing, 42 in sales and marketing and 34 in general and administrative functions. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    SALES.

    Financial information about the Company's foreign and domestic operations and export sales is contained in Note 7 to the Company's Consolidated Financial Statements on page 18 of the Company's 1996 Annual Report and is incorporated herein by reference.

ITEM 1A  IMPORTANT FACTORS.

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to differ materially from those reflected in any forward-looking statements of the Company.

HIGHLY COMPETITIVE INDUSTRY

    The cardiovascular device market in which the Company competes is characterized by intense competition. This market is dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines than the Company within the specific heart/lung bypass product market and/or in the general field of medical devices and supplies, giving these competitors advantages in marketing and pricing their competing products. In addition, the Company's competitors have used price reductions to preserve market share in the oxygenator and other product markets and there can be no assurance that the Company's competitors will not use significant and prolonged price competition across the Company's product lines in the future. In order to compete effectively with these manufacturers, the Company may in the future need to offer a more complete line of devices for the heart/lung bypass circuit with superior product performance at a competitive price. Even if the Company is able to develop such a line of products, there can be no assurance that the Company will be able to compete effectively.
During the last two years, one of the Company's competitors, the Bentley Division of Baxter Healthcare Corporation ("Baxter"), has purchased three companies that provide contract perfusion services to hospitals. Although the Company believes that it is too early to assess the long-term effect of these acquisitions on the Company's business, the Company is likely to have increased difficulty selling its heart/lung bypass products to perfusionists employed by these providers of perfusion services or hospitals which contract with these perfusion services providers. These acquisitions, or other acquisitions by the Company's competitors of other companies providing contract perfusion services, could have a material adverse effect on the Company's future business, financial condition and results of operations.

DEPENDENCE ON MARKET ACCEPTANCE

    The Company's products are intended to replace products currently being sold by its competitors. The success of the Company will depend, among other things, on the acceptance by the market of the Company's current products and the products it develops and introduces in the future. The Company intends to develop cost-competitive products that provide clinical performance advantages and convenience benefits to achieve more of a competitive advantage. Product development is expensive, and there can be no assurance that the Company will be able to develop technologically superior products that can be manufactured at a reasonable cost. In addition, there is no assurance that the market will accept the Company's product offerings as superior to those currently available or that, if accepted as superior, the Company's product offerings will achieve significant sales due to the broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing staffs of the Company's competitors. There can be no assurance that the Company's competitors will not succeed in developing or marketing products that are viewed as providing superior clinical performance or are less expensive as compared to the products currently marketed or to be developed by the Company.

PATENTS AND PROPRIETARY RIGHTS

    The Company protects its technology through patents and trade secrets.
There can be no assurance that any pending or future patent applications will result in issued patents or that any current or future patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide any competitive advantage to the Company. There can also be no assurance that the Company's trade secrets or confidentiality agreements will provide meaningful protection of the Company's proprietary information or, in the event of a breach of any confidentiality agreement, that the Company will have adequate remedies. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or that the Company's technology will not infringe patents or other rights owned by others.

    Claims by competitors and other third parties that the Company's products allegedly infringe the patent rights of others could have a material adverse effect on the Company. The medical device industry is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In March 1997, the Company filed a lawsuit seeking to invalidate a newly issued U.S. patent held by Minntech Corporation ("Minntech"), a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's AFFINITY oxygenator does not infringe the Minntech patent. The Company filed the suit in response to a December 1996 letter from Minntech, alleging that the AFFINITY oxygenator infringes certain claims under Minntech's patent, and requesting discussion regarding a possible license agreement. The Company's action against Minntech and any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. In addition, if Minntech were successfully to bring an infringement counterclaim against the Company, or if the Company were to be subject to an adverse determination in any other legal proceeding in the future alleging patent infringement, the Company could become subject to an injunction preventing the manufacture and sale of the infringing products and to monetary damages, or might be forced to seek a license from the party alleging patent infringement in order to continue to manufacture and sell any infringing products, which it might not be able to obtain. The outcome of any such legal action, including the possibility of entering into such a license, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Legal Proceedings" on page 23.

RISK OF TECHNOLOGICAL OBSOLESCENCE

    The markets for the Company's current and future products are highly dependent on the number of surgical procedures performed each year requiring heart/lung bypass. The number of surgical procedures requiring heart/lung bypass is dependent on a range of factors, including the incidence of coronary artery disease, the effectiveness of alternative treatments for coronary artery disease and the availability of third-party reimbursement for heart/lung bypass procedures and other treatments. In addition, new surgical and other interventional procedures and/or drugs may be developed and become accepted in the future which could reduce the importance of procedures that use the Company's products. Accordingly, the Company's success will depend in large part on the continued importance of surgical procedures that use the Company's products and on the Company's ability to respond quickly to medical and technological changes through the development and introduction of new, cost-effective products. There can be no assurance that the Company's existing products or products in development will offer the same benefits at comparable prices as competing products, or that the Company's competitors will not develop new technologies that render the Company's products obsolete or not cost-competitive.

ATTRACTION AND RETENTION OF KEY PERSONNEL

    The Company is dependent in large part upon its ability to attract and retain qualified scientific, technical and key management personnel due to the specialized scientific nature of the Company's business. There is intense competition for qualified personnel in the Company's industry and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel for the development of its business.

INTERRUPTION IN SOURCES OF SUPPLY

    The Company currently purchases, and will continue to purchase, raw materials and components for its products from outside vendors. Certain of the components used in the Company's products are purchased from single sources. Although the Company has qualified, or is in the process of investigating, alternate sources of supply for key components, any significant interruption in supply could have a material adverse effect on the Company's future business, financial condition and results of operations.

DEPENDENCE ON DISTRIBUTOR SALES

    Sales to distributors constitute a significant portion of the Company's business both in the U.S. and foreign markets. Although no single customer accounted for more than 10% of the Company's net sales in 1996, one foreign distributor accounted for approximately 10% of the Company's net sales in 1995 and a different foreign distributor accounted for approximately 11% of the Company's net sales in 1994. In addition, the Company has further developed its direct sales organization to service the majority of its domestic market, one U.S. distributor accounted for approximately 11% of the Company's net sales in 1995. There can be no assurance that the Company will be able to maintain its relationships with significant distributors, or, in the event of termination of such relationships, that new distributors will be found. The loss of a significant distributor could materially adversely affect the Company's future business, financial condition and results of operations if a new distributor or other suitable sales organization could not be found on a timely basis in the relevant geographic market.

GOVERNMENTAL REGULATION

    The Company's products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction of medical devices as well as manufacturing, labeling and recordkeeping procedures for such products. The process of obtaining marketing clearance from the FDA for new products can be time consuming and expensive, and there is no assurance that such clearances will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products. Even if regulatory approvals to market a product are obtained from the FDA, these approvals may entail limitations on the indicated uses of the product. Marketing clearances by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. The FDA, various state agencies and foreign regulatory agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions.

    A significant portion of the Company's revenues are dependent upon sales of its products outside the United States through independent distributors. International regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The Company relies upon independent distributors to comply with the majority of the foreign regulatory requirements. The inability or failure of independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors' ability to sell the Company's products internationally and thereby adversely effect the Company's future business, financial condition and results of operations.

LIMITATIONS ON THIRD-PARTY REIMBURSEMENT

    The Company's products are purchased by hospitals and other users, which bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. There can be no assurance that the treatment of coronary artery disease using coronary artery bypass graft surgery will be considered cost-effective by third-party payors, that reimbursement for such surgery will be available or, if available, that payors' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, the cost of health care has risen significantly over the past decade, and there have been, and may continue to be, proposals by legislators and regulators to curb these costs. Legislative action limiting reimbursement for certain procedures could have a material adverse effect on the Company's future business, financial condition and results of operations.

EXPOSURE TO PRODUCT LIABILITY CLAIMS; RISK OF PRODUCT RECALL

    The medical device industry historically has been litigious, and the manufacture and sale of the Company's products inherently entails a risk of product liability claims. Although the Company maintains product liability insurance in amounts believed to be adequate based upon the nature and risks of its business in general and its actual experience to date, there can be no assurance that one or more liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms, if at all. Further, the Company does not expect to be able to obtain insurance covering its costs and losses as the result of any recall of its products due to alleged defects, whether or not such a recall is instituted by the Company or required by a regulatory agency. While the Company has not experienced any product liability claims or recalls to date, a product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured limits could have a material adverse effect on the future business, financial condition and results of operations of the Company.

ITEM 2.  PROPERTIES.

    The Company's principal executive offices, research and development facilities and U.S. manufacturing facilities are located at 7611 Northland Drive, Minneapolis, Minnesota, consisting of approximately 100,000 square feet.

    The Company's United Kingdom manufacturing facility is located at Phoenix Crescent, Strathclyde Business Park, Bellshill, Scotland, U.K. ML43NJ, consisting of approximately 15,000 square feet. The Company leases such space through its AVECOR Ltd. subsidiary pursuant to a lease expiring in 2003. The lease provides for monthly rent of approximately $10,000 (based on current exchange rates) until 1998 when the monthly rent is subject to adjustment based upon current Scotland rental market rates. The Company also pays a pro rata share of operating expenses and real estate taxes.

    In July 1996, the Minnesota Pollution Control Agency granted the Company a five-year air emission facility permit for the Company's manufacturing operations at its facility located at 7611 Northland Drive, Minneapolis, Minnesota 55428. The Company believes that it has been in compliance with this permit since its issuance and that it is in compliance in all material aspects with federal and state laws relating to environmental matters. However, expected future changes in federal or state regulations relating to air emissions could require the Company to install air emission control equipment or modify its manufacturing operations, which the Company believes would not have a material adverse effect on its business.

ITEM 3.  LEGAL PROCEEDINGS.

    In March 1997, the Company filed suit in U.S. District Court for the District of Minnesota, seeking to invalidate a newly issued U.S. patent held by Minntech Corporation ("Minntech"), a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's AFFINITY oxygenator does not infringe the Minntech patent. The Company filed the suit in response to a December 1996 letter from Minntech, alleging that the AFFINITY oxygenator infringes certain claims under Minntech's patent, and requesting discussion regarding a possible license agreement. The Company reviewed the subject patent and concluded, based on an opinion from its patent counsel, that none of the claims in the patent are infringed by the AFFINITY oxygenator, and that the patent is, in any event, invalid. However, the expense and effort potentially required to bring this action, as well as the outcome of any counterclaim successfully brought against the Company by Minntech, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Important Factors - Patents and Proprietary Rights" on page 20.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Company's executive officers as of March 21, 1997, are as follows:

Name                         Age       Title
----                         ---       -----

Anthony Badolato             59        Chief Executive Officer and Director

William S. Haworth           53        Vice President-Engineering

Gregory J. Melsen            44        Vice President-Finance, Treasurer and
                                       Chief Financial Officer

Allan R. Seck                51        Vice President-Marketing and Sales

    ANTHONY BADOLATO. Mr. Badolato is a founder of the Company and has served as a director and Chief Executive Officer of the Company since April 1991. From April 1991 through January 1996, Mr. Badolato also served as President of the Company. From January 1989 through September 1990, Mr. Badolato was Vice President - Research and Development and Manufacturing of Bio-Medicus, Inc. ("Bio-Medicus"), a specialty cardiovascular products company. From 1969 to December 1988, Mr. Badolato was employed by Johnson & Johnson, a global health care company. While employed by Johnson & Johnson, Mr. Badolato was employed by the Cardiovascular Division in various research and development and manufacturing positions over a period of 12 years, including Director of Research and Development from 1979 to 1988.

    WILLIAM S. HAWORTH. Mr. Haworth has served as Vice President - Engineering since March 1997, Vice President-Research and Development of the Company from August 1993 to February 1997, and Director of Research and Development from August 1991 to July 1993. From September 1983 to August 1991, Mr. Haworth was employed by 3M Company in various research and development positions, including Technical Manager, Biosciences Laboratory from June 1988 to August 1991. From August 1982 to August 1983, Mr. Haworth worked as an independent consultant to manufacturers in the medical device industry. Prior to August 1982, Mr. Haworth was a College Lecturer in Engineering Science at Magdalen College, Oxford, working in a multidisciplinary team to develop heart valves, blood pumps, oxygenators and artificial kidneys. Mr. Haworth is the author of numerous publications in scientific and technical journals.

    GREGORY J. MELSEN. Mr. Melsen has served as Vice President-Finance, Treasurer and Chief Financial Officer of the Company since January 1996. From March 1994 through December 1995, Mr. Melsen was Chief Financial Officer of PACE Incorporated ("PACE"), a Minnesota-based environmental testing company that provides services through a national network of laboratories. Mr. Melsen served as a consultant from June 1993 through February 1994. From September 1984 to June 1993, Mr. Melsen was an audit partner with the Minnesota office of Deloitte & Touche. Mr. Melsen is a certified public accountant.

    ALLAN R. SECK. Mr. Seck is a founder of the Company and has been Vice President-Marketing and Sales of the Company since October 1995, and Vice President - Marketing from April 1991 to September 1995. From October 1988 to September 1990, Mr. Seck was Vice President-Marketing of Bio-Medicus. From 1968 to 1988, he was employed by Johnson & Johnson, primarily in its Cardiovascular Division (and, after September 1987 by Medtronic Inc., its successor by acquisition), in various marketing positions, including Group Product Director and Director of Sales.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information under the caption "Common Stock Information" on page 20 of the Company's 1996 Annual Report is incorporated herein by reference.

    In March 1996, the Company sold 84,900 shares of its Common Stock, $.01 par value pursuant to the exercise of underwriter's warrants issued in March 1992 in connection with the Company's initial public offering. These shares were sold at a price of $6.60 per share, for a total consideration to the Company of $564,000, to the underwriter of the Company's initial public offering and certain persons associated or formerly associated with the underwriter. On December 6, 1996, the Company sold an additional 600 shares of Common Stock at $6.60 per share, or a total of $3,960, to another individual associated with the underwriter of the Company's initial public offering. These sales, which together constitute a single offering, were conducted without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D.

ITEM 6.  SELECTED FINANCIAL DATA.

    The financial information in the table under the caption "Financial Highlights" on page 1 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 6 to 9 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's Consolidated Financial Statements and related notes thereto on pages 10 through 19 and the Report of Independent Accountants on page 19 of the Company's 1996 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Operating Data" on page 20 of the Company's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a)  DIRECTORS OF THE REGISTRANT.

    The information under the captions "Election of Directors - Information About Nominees" on pages 5 and 6 and "Election of Directors - Other Information About Nominees" on pages 6 and 7 of the Company's 1997 Proxy Statement is incorporated herein by reference.

    (b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information concerning Executive Officers of the Company is included in this Annual Report on Form 10-K under Item 4A, "Executive Officers of the Registrant."

    (c)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information under the captions "Election of Directors - Director Compensation" on pages 7 and 8 and "Executive Compensation" on pages 8 to 15 of the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 2 to 4 of the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements, Related Notes, and Report of Independent
         Accountants:

         The following items are incorporated herein by reference from the pages indicated in the Company's 1996 Annual Report:

                                                                         PAGE(S)

              Consolidated Balance Sheets as of December 31, 1996
              and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .    10

              Consolidated Statements of Operations for the years ended
              December 31, 1996, 1995 and 1994 . . . . . . . . . . . . .    11


              Consolidated Statements of Changes in Shareholders' Equity
              for the years ended December 31, 1996, 1995 and 1994 . . .    12

              Consolidated Statements of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994 . . . . . . . . . . . . .    13

              Notes to Consolidated Financial Statements . . . . . . .  14 to 19

              Report of Independent Accountants. . . . . . . . . . . . .    19

    2.   Financial Statement Schedules:

         The unaudited selected quarterly financial data included under the caption "Quarterly Operating Data" on page 20 of the Company's 1996 Annual Report is incorporated herein by reference.

         The following financial statement schedule and report of independent accountants thereon are included herein and should be read in conjunction with the financial statements referred to above (page numbers refer to pages in this Annual Report on Form 10-K):

              Report of Independent Accountants on Financial
              Statements Schedule. . . . . . . . . . . . . . . . . . . .    31

              Financial Statement Schedule:

              II - Valuation and Qualifying Accounts . . . . . . . . . .    32

         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


    3.   Exhibits:

         The exhibits to this Annual Report on Form 10-K are listed in the
         Exhibit Index on pages E-1 to E-5 of this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 21, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to AVECOR Cardiovascular Inc., 7611 Northland Drive, Minneapolis, Minnesota 55428, Attention: Chief Financial Officer.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

              A. 1991 Stock Incentive Plan, as amended (Filed herwith electronically)

              B. 1995 Non-Employee Director Option Plan (Filed herewith electronically).

              C. Confidentiality Agreement dated November 13, 1991 between the Company and Anthony Badolato (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-45731)).

              D. Confidentiality Agreement dated November 13, 1991 between the Company and Norman C. McGibbon (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-45731)).

              E. Confidentiality Agreement dated November 13, 1991 between the Company and Allan R. Seck (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-45731)).

              F. Consultant Agreement dated January 1, 1996 between the Company and Norman C. McGibbon (Incorporated by reference to
                   Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-21330)).

              G. Form of Change in Control Agreement between the Company and each of Anthony Badolato, Glenn D. Taylor, Gregory J. Melsen, Allan R. Seck and William S. Haworth (Filed herewith electronically).

              H. Form of Confidentiality Agreement between the Company and each of Glenn D. Taylor, Gregory J. Melsen and William S. Haworth (Filed herewith electronically).

              I. Employment Agreement dated August 19, 1991 between the Company and William S. Haworth (Filed herewith electronically).

              J. Employment Agreement dated December 29, 1995 between the Company and Gregory J. Melsen (Filed herewith electronically).

              K. Employment Agreement dated December 27 1995 between the Company and Glenn D. Taylor (Filed herewith electronically).

              L. Separation Agreement dated December 31, 1996 between the Company and Glenn D. Taylor (Filed herewith electronically).

(b) Reports on Form 8-K:

         None.

(c) Exhibits:

         The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

(d) Financial Statement Schedules:

         The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

                          REPORT OF INDEPENDENT ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of AVECOR Cardiovascular Inc.

    Our report on the consolidated financial statements of AVECOR
Cardiovascular Inc. has been incorporated by reference in this Form 10-K from page 19 of the 1996 Annual Report to Shareholders of AVECOR Cardiovascular Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule referred to in Item 14(a)(2) of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                  /s/ Coopers & Lybrand L.L.P.

                                  COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
March 6, 1997


AVECOR CARDIOVASCULAR INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

    Column A                    Column B                      Column C                        Column D             Column E
    --------                    --------           ----------------------------               --------             --------
                                Balance at         Charged to          Charged                                     Balance
                                Beginning          Costs and           to Other                                     at End
    Description                 of Period           Expenses           Accounts               Deductions          of  Period
    -----------                 ---------           --------           --------               ----------          ----------

Allowance for doubtful accounts
    deducted from accounts
    receivable:
  For the year ended:
    December 31, 1996             $ 93,000            $104,000              -                   $77,000(1)         $120,000
                                  --------            --------          ---------               -------            --------
                                  --------            --------          ---------               -------            --------

    December 31, 1995             $ 50,000            $ 43,000              -                      -               $ 93,000
                                  --------            --------          ---------               -------            --------
                                  --------            --------          ---------               -------            --------

    December 31, 1994             $100,000             $ 8,000              -                   $58,000(1)         $ 50,000
                                  --------            --------          ---------               -------            --------
                                  --------            --------          ---------               -------            --------

Valuation allowance deducted
    from inventories:
  For the year ended:
    December 31, 1996             $ 50,000             $50,000              -                      -               $100,000
                                  --------            --------          ---------               -------            --------
                                  --------            --------          ---------               -------            --------

    December 31, 1995             $100,000                -                 -                   $50,000(2)         $ 50,000
                                  --------            --------          ---------               -------            --------
                                  --------            --------          ---------               -------            --------

    December 31, 1994             $100,000                -                 -                      -               $100,000
                                  --------            --------          ---------               -------            --------
                                  --------            --------          ---------               -------            --------




(1) Deductions from allowance resulting from write-off of bad debts.

(2) Deductions from allowance resulting from disposal of related inventories.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 26, 1997                AVECOR CARDIOVASCULAR INC.

                                       By /s/ Anthony Badolato
                                         ------------------------------------
                                           Anthony Badolato
                                           CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

    Signature                          Title

/s/ Anthony Badolato                   Director and Chief Executive Officer
------------------------------         (Principal Executive Officer)
Anthony Badolato


/s/ Gregory J. Melsen                  Vice President -- Finance, Treasurer and
------------------------------         Chief Financial Officer (Principal
Gregory J. Melsen                      Financial and Accounting Officer)


/s/ Edward E. Strickland               Director
------------------------------
Edward E. Strickland


/s/ David W. Stassen                   Director
------------------------------
David W. Stassen


/s/ Ann H. Lamont                      Director
------------------------------
Ann H. Lamont


/s/ J. Gordon Wright                   Director
------------------------------
J. Gordon Wright

                              AVECOR CARDIOVASCULAR INC.

                            EXHIBIT INDEX TO ANNUAL REPORT
                                     ON FORM 10-K
                     For the Fiscal Year Ended December 31, 1996




Item No.                                                        Method of Filing
--------                                                        ----------------

3.1   Second Restated Articles of Incorporation of
      the Company, as amended July 3, 1996............     Incorporated by reference to Exhibit 3.1 to the
                                                           Company's Quarterly Report on Form 10-Q for
                                                           the quarter ended June 30, 1996 (File No. 0-
                                                           21330).


3.2   Bylaws of the Company, as amended May 3,
      1996............................................     Incorporated by reference to Exhibit 3.1 to the
                                                           Company's Quarterly Report on Form 10-Q for
                                                           the quarter ended March 31, 1996 (File No. 0-
                                                           21330).


4.1   Specimen form of the Company's Common
      Stock Certificate...............................     Incorporated by reference to Exhibit 4.1 to the
                                                           Company's Quarterly Report on Form 10-Q for
                                                           the quarter ended September 30, 1996 (File No.
                                                           0-21330).


4.2   Second Restated Articles of Incorporation of
      the Company, as amended July 3, 1996............     See Exhibit 3.1.


4.3   Bylaws of the Company, as amended May 3,
      1996............................................     See Exhibit 3.2.


4.4   Certificate of Designation, Preferences and
      Rights of the Company's Series A Junior
      Preferred Stock ................................     Included in Exhibit 3.1


4.5   Rights Agreement dated June 26, 1996 between
      the Company and Norwest Bank Minnesota,
      N.A., which includes the form of Rights
      Certificate as Exhibit B .......................     Incorporated by reference to Exhibit 4.1 to the
                                                           Company's Current Report on Form 8-K dated
                                                           June 26, 1996 (File No. 0-21330).


10.1  Asset Purchase Agreement
      dated June 7, 1991 between
      the Company and SCIMED Life
      Systems, Inc. (SCIMED)..........................     Incorporated by reference to Exhibit 10.1 to the
                                                           Company's Registration Statement on Form S-1
                                                           (File No. 33-45731).


10.2  Royalty Agreement dated June 7,
      1991 between the Company
      and SCIMED......................................     Incorporated by reference to Exhibit 10.2 to the
                                                           Company's Registration Statement on Form S-1
                                                           (File No. 33-45731).

10.3  1991 Stock Incentive Plan, as amended...........     Filed herewith electronically.

10.4  AVECOR Cardiovascular Inc. Employee Stock
      Purchase Plan...................................     Incorporated by reference to Exhibit 28.1 to the
                                                           Company's Registration Statement on Form S-8
                                                           (File No. 33-55184).

10.5  1995 Non-Employee Director
      Option Plan. ...................................     Filed herewith electronically.

10.6  Confidentiality Agreement dated November 13,
      1991 between the Company and Anthony
      Badolato. ......................................     Incorporated by reference to Exhibit 10.7 to the
                                                           Company's Registration Statement on Form S-1
                                                           (File No. 33-45731).

10.7  Confidentiality Agreement dated November 13,
      1991 between the Company and Norman
      McGibbon........................................     Incorporated by reference to Exhibit 10.9 to the
                                                           Company's Registration Statement on Form S-1
                                                           (File No. 33-45731).

10.8  Confidentiality Agreement dated November 13,
      1991 between the Company and Allan Seck.........     Incorporated by reference to Exhibit 10.10 to
                                                           the Company's Registration Statement on Form
                                                           S-1 (File No. 33-45731).

10.9  Consultant Agreement dated January 1, 1996
      between the Company and Norman C.
      McGibbon. ......................................     Incorporated by reference to Exhibit 10.18 to
                                                           the Company's Annual Report on Form 10-K
                                                           for the year ended December 31, 1995 (File No.
                                                           0-21330).

10.10 Form of Change in Control Agreement between
      the Company and each of Anthony Badolato,
      Glenn D. Taylor, Gregory J. Melsen, Allan R.
      Seck and William S. Haworth. ...................     Filed herewith electronically.




10.11 Form of Confidentiality Agreement between the
      Company and each of Glenn D. Taylor,
      Gregory J. Melsen and William S. Haworth .......     Filed herewith electronically.

10.12 Employment Agreement dated August 19, 1991
      between the Company and
      William S. Haworth. ............................     Filed herewith electronically.

10.13 Employment Agreement dated December 29,
      1995 between the Company and Gregory J.
      Melsen. ........................................     Filed herewith electronically.

10.14 Employment Agreement dated December 27
      1995 between the Company and Glenn D.
      Taylor. ........................................     Filed herewith electronically.

10.15 Separation Agreement dated December 31,
      1996 between the Company and Glenn D.
      Taylor. ........................................     Filed herewith electronically.

10.16 Lease Agreement dated June 4, 1991 between
      the Company and Connecticut Mutual Life
      Insurance Company...............................     Incorporated by reference to Exhibit 10.18 to
                                                           the Company's Registration Statement on Form
                                                           S-1 (File No. 33-45731).

10.17 First Amendment to Lease dated September 15,
      1993 between the Company and Connecticut
      Mutual Life Insurance Company...................     Incorporated by reference to Exhibit 10.19 to
                                                           the Company's Annual Report on Form 10-K for
                                                           fiscal year ended December 31, 1993.

10.18 Assignment of Lease Agreement dated June 7,
      1991 between the Company, SCIMED and D.J.
      Investments, a Minnesota general partnership,
      and Lease dated December 22, 1988 between
      SCIMED and D.J. Investments, a Minnesota
      general partnership.............................     Incorporated by reference to Exhibit 10.19 to
                                                           the Company's Registration Statement on Form
                                                           S-1 (File No. 33-45731).




10.19 Office/Warehouse Lease dated December 22,
      1994 between the Company and D.J.
      Investments, a Minnesota general partnership ...     Incorporated by reference to Exhibit 10.13 to
                                                           the Company's Annual Report on Form 10-K for
                                                           the year ended December 31, 1994 (File No. 0-
                                                           21330).


10.20 Lease Agreement dated February 28, 1993
      between the Company and Carlson Real Estate
      Company, a Minnesota limited partnership........     Incorporated by reference to Exhibit 10.22 to
                                                           the Company's Annual Report on Form 10-K for
                                                           the year ended December 31, 1992 (File No. 0-
                                                           21330).


10.21 Missives of Let dated October 4, 7 and 8, 1993
      and Lease Agreement between AVECOR
      Cardiovascular, Ltd. and Euromed Business
      Park Limited....................................     Incorporated by reference to Exhibit 10.17 to
                                                           the Company's Annual Report on Form 10-K for
                                                           the year ended December 31, 1994 (File No. 0-
                                                           21330).


10.22 Settlement Agreement between Cobe
      Laboratories Inc. and the Company dated June
      30, 1996. ......................................     Incorporated by reference to Exhibit 10.1 to the
                                                           Company's Quarterly Report on Form 10-Q for
                                                           the quarter ended June 30, 1996 (File No. 0-
                                                           21330).

10.23 Cobe Patent License To Avecor between Cobe
      Laboratories Inc. and the Company dated June
      30, 1996. ......................................     Incorporated by reference to Exhibit 10.2 to the
                                                           Company's Quarterly Report on Form 10-Q for
                                                           the quarter ended June 30, 1996 (File No. 0-
                                                           21330).

10.24 Avecor Patent License To Cobe between Cobe
      Laboratories Inc. and the Company dated June
      30, 1996. ......................................     Incorporated by reference to Exhibit 10.3 to the
                                                           Company's Quarterly Report on Form 10-Q for
                                                           the quarter ended June 30, 1996 (File No. 0-
                                                           21330).





10.25 Loan Agreement dated January 30, 1997
      between the Company and First Bank National
      Association. ...................................     Filed herewith electronically.

10.26 Note dated January 30, 1997 issued by the
      Company to First Bank National Association. ....     Filed herewith electronically.

10.27 Mortgage, Security Agreement, Assignment of
      Leases and Rents and Fixture Financing
      Statement  dated January 30, 1997 between the
      Company and First Bank National
      Association.....................................     Filed herewith electronically.

10.28 Tax Increment Revenue Note dated February 1,
      1997 issued to the Company by the Brooklyn
      Park Economic Development Authority.............     Filed herewith electronically.

11.1  Statement regarding computation of earnings
      per share.......................................     Filed herewith electronically

13.1  Portions of the Company's 1996 Annual Report
      to Shareholders incorporated herein by
      reference.......................................     Filed herewith electronically.

21.1  List of Subsidiaries of the Company.............     Incorporated by reference to Exhibit 21.1 to the
                                                           Company's Annual Report on Form 10-K for
                                                           the year ended December 31, 1995.

23.1  Consent of Coopers & Lybrand L.L.P..............     Filed herewith electronically.

27.1  Financial Data Schedule.........................     Filed herewith electronically.
