Form 10-Q
period 1997-03-31
AVECOR CARDIOVASCULAR INC
filed 1997-05-14
CIK 883982

r

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                                               MARCH 31, 1997
For the quarterly period ended ________________________________________________

                                          or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _____________


                                                      0-21330
Commission File Number:________________________________________________________


                             AVECOR  CARDIOVASCULAR  INC.
_______________________________________________________________________________
          (Exact name of registrant as specified in its charter)

                     MINNESOTA                                41-1695729
__________________________________________  ____________________________________
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

              7611 NORTHLAND DRIVE, MINNEAPOLIS, MINNESOTA             55428
_______________________________________________________________________________
                 (Address of principal executive offices)            (Zip Code)


                                         (612) 391-9000
_______________________________________________________________________________
                 (Registrant's telephone number,  including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               [ X ]  Yes    [   ]  No

     As of May 5, 1997, there were 7,912,660 shares of the registrant's $.01 par value Common Stock outstanding.

                                        INDEX

Part I.             FINANCIAL  INFORMATION                                       Page
                                                                               --------
         Item 1.   Financial Statements
                   Consolidated Balance Sheets as of March 31, 1997
                   (Unaudited) and December 31, 1996                              3

                   Consolidated Statements of Operations for the
                   three month periods ended  March 31, 1997 and
                   1996  (Unaudited)                                              4

                   Consolidated Statements of Cash Flows for the
                   three month periods ended March 31, 1997 and
                   1996  (Unaudited)                                              5

                   Notes to Consolidated Financial Statements
                   (Unaudited)                                                 6  -  8

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         9  - 14

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                                   14

Part II.           OTHER  INFORMATION

         Item 1.   Legal Proceedings.                                            15

         Item 2.   Changes in Securities.                                        15

         Item 3.   Defaults Upon Senior Securities.                              15

         Item 4.   Submission of Matters to a Vote of Security Holders.          15

         Item 5.   Other Information.                                            15

         Item 6.   Exhibits and Reports on Form 8-K.                             15

SIGNATURES                                                                       16

EXHIBIT  INDEX                                                                   17

                     PART  I.  FINANCIAL INFORMATION

                     ITEM 1.    FINANCIAL STATEMENTS

                       AVECOR CARDIOVASCULAR INC.

                       CONSOLIDATED BALANCE SHEETS
                        ________________________


              ASSETS                                                  March 31,    December 31,
                                                                         1997          1996
                                                                      ----------   ------------
                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                           $2,287,000     $6,114,000
   Short-term investments                                               4,837,000      2,638,000
   Accounts receivable, net                                             8,431,000      7,298,000
   Inventories                                                          8,926,000      9,476,000
   Deferred tax asset                                                   1,274,000      1,274,000
   Other current assets                                                   617,000        744,000
                                                                      -----------    -----------
      Total current assets                                             26,372,000     27,544,000
Restricted cash and investments                                                 -      4,450,000
Property, plant and equipment, net                                     13,734,000      4,808,000
Long-term cash investments                                              1,524,000             -
Other assets                                                              399,000        359,000
                                                                      -----------    -----------
      Total assets                                                    $42,029,000    $37,161,000
                                                                      -----------    -----------
                                                                      -----------    -----------
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $2,049,000     $2,790,000
   Accrued expenses                                                     2,753,000      3,091,000
   Accrued litigation settlement                                        1,100,000      1,100,000
   Current portion of long-term debt                                      258,000              -
                                                                      -----------    -----------
      Total current liabilities                                         6,160,000      6,981,000
Deferred grant                                                            183,000        205,000
Deferred tax liability                                                     37,000         37,000
Long-term debt                                                          4,888,000              -

Shareholders' equity:
   Serial preferred stock, par value $.01 per share;
      authorized 2,000,000 shares; none issued
   Common stock, par value $.01 per share;
      authorized 20,000,000 shares; issued and
      outstanding shares 7,912,000 and 7,812,000
      shares at March 31, 1997 and
      December 31, 1996,  respectively                                     79,000         78,000
   Additional paid-in capital                                          29,623,000     29,024,000
   Retained earnings                                                      996,000        609,000
   Cumulative translation adjustments                                      63,000        227,000
                                                                      -----------    -----------
      Total shareholders' equity                                       30,761,000     29,938,000
                                                                      -----------    -----------
      Total liabilities and shareholders' equity                      $42,029,000    $37,161,000
                                                                      -----------    -----------
                                                                      -----------    -----------

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                                AVECOR CARDIOVASCULAR INC.

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                        For the three months ended March 31,
                                     ------------------------------------------
                                           1997                        1996
                                     --------------                ------------
Net sales                              $12,043,000                  $10,293,000
Cost of sales                            7,060,000                    5,951,000
                                       -----------                  -----------
       Gross profit                      4,983,000                    4,342,000

Operating expenses:
   Selling, general and
       administrative                    3,350,000                    2,856,000
   Litigation expense                            -                      505,000
   Research and development              1,102,000                      841,000
                                       -----------                  -----------
       Operating income                    531,000                      140,000

   Interest income                         144,000                      209,000
   Interest expense                         71,000                            -
                                       -----------                  -----------
Income before
   income taxes                            604,000                      349,000
Income tax provision                       217,000                      136,000
                                       -----------                  -----------
        Net income                        $387,000                     $213,000
                                       -----------                  -----------
                                       -----------                  -----------
Net income per share                         $0.05                        $0.03
                                       -----------                  -----------
                                       -----------                  -----------
Weighted average common
  and common equivalent
  shares outstanding                     7,946,000                    7,890,000
                                       -----------                  -----------
                                       -----------                  -----------

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                         AVECOR CARDIOVASCULAR INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                       For the three months ended March 31,
                                                       ------------------------------------
                                                              1997               1996
                                                        ---------------     --------------
Cash flows from operating activities:
    Net income                                             $387,000           $213,000
    Adjustments to reconcile net income to net cash
    used in operating activities:
         Depreciation and amortization                      342,000            345,000
         Accretion of discount on investments              (106,000)          (165,000)
         Changes in operating assets and liabilities:
              Accounts receivable                         (1,275,000)          (821,000)
              Inventories                                    544,000         (1,544,000)
              Other current assets                           110,000             28,000
              Accounts payable                              (313,000)           581,000
              Accrued expenses                              (299,000)           387,000
                                                        ---------------     --------------
                   Net cash used in operating activities    (610,000)          (976,000)
                                                        ---------------     --------------

Cash flows from investing activities:
    Purchase of property, plant and equipment             (8,698,000)          (432,000)
    Purchase of investments                               (7,803,000)        (5,951,000)
    Proceeds upon sale or maturity of
      short-term investments                               4,186,000          2,981,000
    Cash and investments restricted as to use              3,450,000                  -
    Increase in other assets                                 (45,000)           (11,000)
                                                        ---------------     --------------
         Net cash used in investing activities            (8,910,000)        (3,413,000)
                                                        ---------------     --------------

Cash flows from financing activities:
    Net proceeds from sales of common stock                   71,000             58,000
    Net proceeds from options exercised                      529,000           (164,000)
    Net proceeds from warrants excercised                          -            525,000
    Borrowings on long-term debt                           5,167,000                  -
    Principal payments on long-term debt                     (21,000)                 -
    Grant proceeds                                                 -            101,000
                                                        ---------------     --------------
         Net cash provided by financing activities         5,746,000            520,000
                                                        ---------------     --------------

Effect of exchange rates on cash                             (53,000)           (19,000)
                                                        ---------------     --------------
Net decrease in cash and cash equivalents                 (3,827,000)        (3,888,000)

Cash and cash equivalents at beginning of period           6,114,000          9,178,000
                                                        ---------------     --------------
Cash and cash equivalents at end of period                $2,287,000         $5,290,000
                                                        ---------------     --------------
                                                        ---------------     --------------
Significant non-cash investing and financing
  transactions:
    Use of restricted funds for purchase of the
       U.S. facility                                      $1,000,000
                                                        ---------------     --------------
                                                        ---------------     --------------

              The accompanying notes are an integral part of the
                       consolidated financial statements.

                             AVECOR  CARDIOVASCULAR  INC.


                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                     (Unaudited)

                             --------------------------


1.   BASIS OF PRESENTATION

     The consolidated financial statements included in this Form 10-Q have been prepared by AVECOR Cardiovascular Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K as filed with the SEC.

     The consolidated financial statements presented herein as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   ORGANIZATION

     The Company was incorporated on December 13, 1990. The Company designs, develops, manufactures and markets specialty medical devices for heart/lung bypass surgery and long-term respiratory support.

     The consolidated financial statements include the accounts of AVECOR Cardiovascular Inc. and its wholly-owned subsidiaries, AVECOR Cardiovascular Ltd. and AVECOR Foreign Sales Corporation after elimination of all significant intercompany transactions and accounts.

3.   LONG-TERM INVESTMENTS

     Long-term investments consist of a corporate bond and a U.S. treasury note. The Company's long-term investments are considered by management to be "available for sale." At March 31, 1997, the estimated fair value of the long-term investments approximated their carrying value. Unrealized gains and losses were not significant.

4.   INVENTORIES

     Inventories consist of the following:

                                        March 31,      December 31,
                                          1997             1996
                                      -----------      ------------
                                      (Unaudited)

Raw materials                          $3,601,000       $3,424,000
Work-in-process                         2,158,000        2,343,000
Finished goods                          3,167,000        3,709,000
                                      -----------      ------------
                                       $8,926,000       $9,476,000
                                      -----------      ------------
                                      -----------      ------------

5.   INDUSTRY SEGMENT INFORMATION

     The Company distributes its products through its direct sales force and independent sales representatives. Additionally, the Company distributes its products through domestic and foreign independent distributors who then market the products directly to medical institutions. No one independent distributor accounted for 10% or more of the Company's net sales for the three months ended March 31, 1997 and 1996.

6.   NET INCOME PER SHARE

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

7.   NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, a new standard for computing and presenting earnings per share. The Company is required to adopt the new standard in the fourth quarter of 1997; earlier adoption is not permitted. The Company expects that earnings per share computed under the new standard will approximate earnings per share currently reported.

8.   PATENT MATTERS

     In March 1997, the Company filed suit in U.S. District Court for the District of Minnesota, seeking to invalidate a newly issued U.S. patent held by a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's Affinity oxygenator does not infringe the competitor's patent. The Company filed suit in response to a December 1996 letter from the competitor, alleging that the Affinity oxygenator infringes certain claims under the competitor's patent, and requesting discussion regarding a possible license agreement. The Company reviewed the subject patent and concluded, based on an opinion from its patent counsel, that none of the claims in the patent are infringed by the

Affinity oxygenator, and that the patent is, in any event, invalid. However, the expense and effort potentially required to bring this action, as well as the outcome of any counterclaim successfully brought against the Company by the competitor, could have a material adverse effect on the Company's business, financial condition and results of operations. See Part II, Item 1, "Legal Proceedings".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition for the three month period ended March 31, 1997 compared with the three month period ended March 31, 1996 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

     The Company was incorporated on December 13, 1990, and in June 1991, the Company acquired the business and assets and assumed certain liabilities of the surgical division of SCIMED Life Systems, Inc. (the Predecessor Business). On December 1, 1992, the Company exchanged 160,000 shares of its Common Stock for all of the outstanding shares of AVECOR Cardiovascular Ltd. (formerly Cardio Med Ltd.) pursuant to which AVECOR Cardiovascular Ltd. became a wholly-owned subsidiary of the Company. AVECOR Cardiovascular Ltd. had formerly been a distributor for the Company in the United Kingdom. In October 1995, the Company opened a sales office in France which is organized as a wholly-owned subsidiary of AVECOR Cardiovascular Ltd.

     The assets acquired by the Company from the Predecessor Business included the Company's line of solid silicone membrane oxygenators. Since that time, the Company has been successful in developing and obtaining marketing clearance for a number of its proprietary products, with the goal of developing and marketing a more complete line of proprietary products used in the heart/lung bypass circuit. The Company began marketing its MYOtherm cardioplegia delivery system in October 1991, and began marketing its Signature custom tubing packs in July 1993 following receipt of marketing clearance from the U.S. Food and Drug Administration (the FDA). The Company began marketing its Affinity oxygenator internationally in July 1993 and in the United States in February 1994, following receipt of marketing clearance from the FDA in November 1993. The Company received marketing clearance from the FDA to market its Affinity blood reservoirs and Affinity arterial filter in July 1994 and October 1995, respectively. In connection with the Company's continuing efforts to offer a more complete line of proprietary heart/lung bypass circuit products, the Company has developed a new blood pump and an improved Myotherm cardioplegia system, for which 510(k) pre-market notifications were filed with the FDA in September 1996 and March 1997, respectively.

RESULTS OF OPERATIONS

NET SALES

     Net sales increased 17% to $12,043,000 for the three months ended March 31, 1997 from $10,293,000 for the three months ended March 31, 1996. This increase was principally the result of a higher volume of product shipments of the Company's Affinity product line and Signature custom tubing packs. Overall, average prices of product shipments declined slightly when compared to the corresponding period in 1996.

     Sales from the Affinity product line and Signature custom tubing packs accounted for approximately 57% and 47% of the overall increase in net sales, respectively. As expected, the silicone membrane oxygenator line net sales decreased by $109,000 for the three months ended March 31, 1997 when compared to the corresponding period in 1996.

     Over the past two years, one of the Company's competitors has purchased three companies that provide contract perfusion services to hospitals. The Company believes that such control, as well as any future acquisitions of contract perfusion groups by its competitors are likely to have a negative impact on the Company's ability to market its products to perfusionists controlled by competitors or to hospitals or other medical providers that contract with competitor-controlled groups for perfusion services, and could have a material adverse affect on the Company's business, financial condition and results of operation. This forward-looking statement is subject to the degree of control exerted by the Company's competitors with respect to purchasing decisions made by controlled groups of perfusionists, the extent of future acquisitions of contract perfusion groups by the Company's competitors, the breadth of the Company's product offerings relative to those competitors controlling contract perfusion groups, and the degree to which the Company's research and development and marketing efforts result in the successful commercialization of products with enhanced or superior performance characteristics. Sales to contract perfusion groups controlled by one of the Company's competitors decreased $192,000 to $364,000 for the three months ended March 31, 1997 from $556,000 for the three months ended March 31, 1996.

     Sales to customers located outside of the United States were approximately 41% of net sales for the three month period ended March 31, 1997 compared to 39% of net sales for the corresponding period in 1996.

COST OF SALES / GROSS PROFIT

     Cost of sales as a percentage of net sales increased to 58.6% for the three months ended March 31, 1997 from 57.8% for the three months ended March 31, 1996. The cost of sales percentage for the three month period ended March 31, 1997 was unfavorably impacted by the significant increases in sales of the Company's lower-margin Signature custom tubing pack line, as well as competitive pricing pressures in the marketplace. The mix of products sold in any period will influence the cost of sales and gross profit for the period.

     Affinity oxygenator product costs continue to improve due to efficiency and material cost improvements, although these improvements were largely offset, primarily by an ongoing decrease in average selling prices.

     The Company's future gross profit margin percentages will be influenced by the ongoing pressures of the competitive pricing environment, changes in the sales mix, new product introductions and the extent of further product cost improvements through increased manufacturing efficiencies and reduced material costs, if any. Given the uncertainty associated with new product introductions, the ultimate realization of any such product cost improvements and the continuing price pressures in the Company's markets, the Company cannot be certain if its gross profit margin percentage will be maintained, improve or decline.

SELLING, GENERAL AND ADMINISTRATIVE AND LITIGATION EXPENSE

     Selling, general and administrative expenses increased 17% to $3,350,000 for the three months ended March 31, 1997 from $2,856,000 for the three months ended March 31, 1996. These increases are attributed to costs associated with the continuing development of a direct sales force in certain of the Company's territories formerly served by distributors and independent sales representatives, seasonal trade show costs and marketing costs incurred for the new blood pump in anticipation of FDA approval. As a percent of sales, selling, general and administrative expenses increased to 27.8% for the three month period ended March 31, 1997 from 27.7% for the three month period ended March 31, 1996.

     Management anticipates that selling, general and administrative expenses for the year ended December 31, 1997 will be higher than the year ended December 31, 1996 and will approximate 1996 as a percentage of sales dollars. These forward-looking statements will be influenced by revenue increases achieved by the Company, its ability to attract and retain qualified sales personnel as the Company continues to develop its direct sales force, and the timing and extent of promotional activities associated with new product introductions, if any.

     On July 17, 1996, the Company reached an agreement with COBE Laboratories Inc. (COBE) to settle COBE's patent suit against the Company. The terms of the settlement with COBE provide for the Company to make net payments totalling $2,200,000, of which a net $1,100,000 was paid in August 1996. The remaining amount is payable on or about August 6, 1997, subject to COBE's active enforcement of its claimed patent rights with respect to other manufacturers. The Company expensed professional fees, in connection with the COBE suit, of approximately $505,000 for the three month period ended March 31, 1996. No related expenses were incurred for the three month period ended March 31, 1997.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 31% to $1,102,000 for the three month period ended March 31, 1997 from $841,000 for the three month period ended
March 31, 1996.   This increased research and development spending is a result of the Company's ongoing efforts to pursue a number of potential product opportunities. These opportunities include a new blood pump and an improved Myotherm cardioplegia system for which the Company submitted 510(k) applications with the FDA late in September 1996 and March 1997, respectively. There can be no assurance that the appropriate marketing clearance from the FDA will be received on a timely basis, if at all, or, if received, that these devices will become commercially successful.

     The Company anticipates that research and development expenses for 1997 will increase approximately 20% over 1996 levels, as the Company moves to expand and improve its proprietary line of disposable medical devices. This forward-looking projection is dependent upon the extent and timing of new product development and the impact of the regulatory process in obtaining marketing clearance for new products, including the new blood pump and improved Myotherm cardioplegia system. The need or desire to modify the Company's existing products could also influence the level of research and development expenses. In addition to the aforementioned blood pump and improved Myotherm cardioplegia system, the Company is developing proprietary systems coatings that will improve blood handling, scheduled for mid-year 1997 FDA submission; and new oxygen saturation/hematocrit technology that is expected to be submitted to the FDA late in the third quarter of 1997. There can be no assurance, however, that the Company's research and development efforts will result in regulatory submissions to the FDA as set forth above, if at all, or will result in any commercially successful products. The forward-looking statements regarding anticipated regulatory submissions contained in this paragraph will be impacted by the results of the Company's development efforts, the availability of any required clinical data, any changes in the regulatory scheme for such products, and the Company's assessment of the cost and anticipated benefit of such submissions.

INTEREST INCOME AND EXPENSE

     Interest income decreased to $144,000 for the three months ended March 31, 1997 from $209,000 for the three months ended March 31, 1996. The decrease in interest income for the three month period ended March 31, 1997 when compared to the three month period ended March 31, 1996 is primarily due to the use of cash and investments for the Company's new facility. Interest income during the three month period ended March 31, 1997 was earned primarily from the investment of the remaining net proceeds from the Company's June 1995 stock offering. At March 31, 1997, the majority of these proceeds were invested with two investment portfolio managers who invested in U.S. government securities, agency paper, money markets, commercial paper and corporate obligations.

     Interest expense for the three months ended March 31, 1997 was $71,000 and exclusively due to the mortgage on the new facility. The closing on the facility purchase occurred in late January 1997.

INCOME TAX PROVISION

     For the three month period ended March 31, 1997, a tax provision of $217,000 was recorded compared to a tax provision of $136,000 for the three month period ended March 31, 1996. The tax provisions recorded correspond to the pretax income for those respective periods.

NET INCOME

     Net income was $387,000 or $.05 per share for the three month period ended March 31, 1997 compared to net income of $213,000 or $.03 per share for the three month period ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1997, the Company used $610,000 in operating activities compared to $976,000 of net cash used in operating activities for the same period in 1996. The net change of approximately $366,000 is primarily the result of decreasing levels of inventories and $505,000 spent during the corresponding period in 1996 related to the COBE litigation. These cash provisions were partially offset by uses of cash for increased accounts receivable, primarily due to the Company's growth and the timing of international remittances; a reduction to accounts payable, resulting from the timing of check runs; reduced accrued expenses; and an increase to other current assets. The Company believes that its existing cash and investments as well as anticipated cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

     Cash expenditures for capital additions, other than the purchase of the new facility, totaled $1,458,000 for the three months ended March 31, 1997 compared to $432,000 for the three months ended March 31, 1996. These expenditures were primarily related to approximately $760,000 of furniture, fixtures and equipment additions for the Company's new U.S. manufacturing, research and development and administrative facility. These expenditures also include equipment, molds and tooling necessary to begin the production of the Affinity blood pump and improved Myotherm cardioplegia system, and to further the production of the Affinity oxygenator and related blood reservoirs.

     Leases for the Company's U.S. manufacturing, research and development and administrative facilities expired on December 31, 1996. In January, the Company consolidated its four separate facilities into a newly constructed facility, which the Company has purchased. The cost of this facility was approximately $8,600,000, plus an additional $1,050,000 for the purchase of furniture, fixtures and manufacturing equipment for the facility. To finance the $9,650,000 total cost of the project, the Company entered into a $5,167,000 bank note payable agreement in January 1997 and, in addition, funded $4,483,000 out of corporate funds. Closing occurred on January 30, 1997.

     The note payable agreement bears interest at 8.11% and requires monthly principal payments of $21,531, plus interest, through January 2002 with the remaining principal and interest due February 2002. The note payable is collateralized by the new corporate headquarters and manufacturing facility and, among other things, requires the Company to meet certain ratios related to leverage, debt service and cash flow. As of March 31, 1997, the Company was in compliance of the ratios required by the note payable. Additionally, the bank note payable agreement prohibits the Company from distributing dividends to its shareholders.

     At March 31, 1997, the Company had no restricted cash or investments. Of the $4,450,000 which were restricted at December 31, 1996 for payment of the U.S. facility, $1,000,000 was used for the purchase of the facility and $3,450,000 became unrestricted, was reinvested and will be used for general corporate purposes, research and development and working capital.

     The Company's capital expenditures for 1997 are expected to be approximately $2,700,000, excluding any capital expenditures which were required in connection with the new facility, as discussed above. This estimate includes additional equipment, molds and tooling for the new blood pump, an improved MYOtherm cardioplegia system and new oxygen saturation/hematocrit technology.

     The foregoing forward-looking statements relating to the amount of capital expenditures, ultimate cash usage and future income statement impact are dependent on the progress of the Company's product development efforts and the timing of the receipt of FDA marketing clearances for any future products.

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

NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, a new standard for computing and presenting earnings per share. The Company is required to adopt the new standard in the fourth quarter of 1997; earlier adoption is not permitted. The Company expects that earnings per share computed under the new standard will approximate earnings per share currently reported.

CERTAIN IMPORTANT FACTORS

     Except for the historical financial information contained herein, this Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue," the negative or other variations therof, or comparable terminology, are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the progress of product development and clinical studies, the timing of and ability to attain regulatory approvals, the availability of third party reimbursement, the extent to which the Company's products gain market acceptance, litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

                            PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          In March 1997, the Company filed suit in U.S. District Court for the District of Minnesota, seeking to invalidate a newly issued U.S. patent held by a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's Affinity oxygenator does not infringe the competitor's patent. The Company filed suit in response to a December 1996 letter from the competitor, alleging that the Affinity oxygenator infringes certain claims under the competitor's patent, and requesting discussion regarding a possible license agreement. The Company reviewed the subject patent and concluded, based on an opinion from its patent counsel, that none of the claims in the patent are infringed by the Affinity oxygenator, and that the patent is, in any event, invalid. However, the expense and effort potentially required to bring this action, as well as the outcome of any counterclaim successfully brought against the Company by the competitor, could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 2.   CHANGES IN SECURITIES.

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               The exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index beginning on page 17 of this Report.

          (b)  Reports on Form 8-K:

               None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AVECOR  CARDIOVASCULAR  INC.


       May 13, 1997                By /s/ Anthony Badolato
---------------------------        ----------------------------------
          Date                     Anthony Badolato
                                   Chief Executive Officer


       May 13, 1997                By /s/ Gregory J. Melsen
---------------------------        -----------------------------------
          Date                     Gregory J. Melsen
                                   Vice President-Finance, Treasurer and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                             AVECOR CARDIOVASCULAR INC.

                          EXHIBIT INDEX TO QUARTERLY REPORT
                                     ON FORM 10-Q
                         For the Quarter Ended March 31, 1997



Item No.                      Description                         Method of Filing
--------                      -----------                         ----------------
10.1           Distribution agreement dated April 2, 1997
               between the Company and Cardiovascular
               Diagnostics, Inc. (CVDI)                     Filed herewith electronically

11.1           Statement regarding computation of earnings
               per share                                    Filed herewith electronically

27.1           Financial Data Schedule                      Filed herewith electronically
