Form 10-Q
period 1997-06-30
AVECOR CARDIOVASCULAR INC
filed 1997-08-13
CIK 883982

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                  FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 1997
                              ------------------------------------------
                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------   -------------------

Commission File Number:                      0-21330
                       -------------------------------------------------


                        AVECOR CARDIOVASCULAR INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

            MINNESOTA                                41-1695729
  -------------------------------       -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

 7611 NORTHLAND DRIVE, MINNEAPOLIS, MINNESOTA              55428
 --------------------------------------------           ----------
   (Address of principal executive offices)             (Zip Code)


                             (612) 391-9000
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [ X ]  Yes    [   ]  No

     As of August 4, 1997, there were 7,939,833 shares of the registrant's $.01 par value Common Stock outstanding.

                                  INDEX

                                                                                     Page
                                                                                     ----
Part I.      FINANCIAL  INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
             and December 31, 1996                                                    3

             Consolidated Statements of Operations for the three and six month
             periods ended  June 30, 1997 and 1996  (Unaudited)                       4

             Consolidated Statements of Cash Flows for the six month periods
             ended June 30, 1997 and 1996  (Unaudited)                                5

             Notes to Consolidated Financial Statements (Unaudited)                 6 - 8

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                  9 - 15

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk               15

Part II.     OTHER INFORMATION

   Item 1.   Legal Proceedings.                                                       16

   Item 2.   Changes in Securities.                                                   16

   Item 3.   Defaults Upon Senior Securities.                                         16

   Item 4.   Submission of Matters to a Vote of Security Holders.                     17

   Item 5.   Other Information.                                                       17

   Item 6.   Exhibits and Reports on Form 8-K.                                        17

SIGNATURES                                                                            18

EXHIBIT  INDEX                                                                        19


                        PART I.    FINANCIAL INFORMATION

                        ITEM 1.    FINANCIAL STATEMENTS

                          AVECOR CARDIOVASCULAR INC.

                         CONSOLIDATED BALANCE SHEETS



             ASSETS                                    June 30,     December 31,
                                                         1997          1996
                                                     -----------    -----------
Current assets:                                      (Unaudited)
   Cash and cash equivalents                          $2,108,000    $ 6,114,000
   Short-term investments                              4,890,000      2,638,000
   Accounts receivable, net                            8,756,000      7,298,000
   Inventories                                        10,267,000      9,476,000
   Deferred tax asset                                  1,274,000      1,274,000
   Other current assets                                  458,000        744,000
                                                     -----------    -----------
      Total current assets                            27,753,000     27,544,000
Restricted cash and investments                                -      4,450,000
Property, plant and equipment, net                    14,558,000      4,808,000
Long-term investments                                  1,546,000             -
Other assets                                             506,000        359,000
      Total assets                                   $44,363,000    $37,161,000
                                                     -----------    -----------
                                                     -----------    -----------

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $3,153,000    $ 2,790,000
   Accrued expenses                                    3,466,000      3,091,000
   Accrued litigation settlement                       1,100,000      1,100,000
   Current portion of long-term debt                     258,000              -
                                                     -----------    -----------
      Total current liabilities                        7,977,000      6,981,000

Deferred grant                                           176,000        205,000
Deferred tax liability                                    37,000         37,000
Long-term debt                                         4,823,000              -

Shareholders' equity:
   Serial preferred stock, par value $.01 per share;
      authorized 2,000,000 shares; none issued
   Common stock, par value $.01 per share;
      authorized 20,000,000 shares; issued and
      outstanding 7,927,000 and 7,812,000
      shares at June 30, 1997 and
      December 31, 1996,  respectively                    79,000         78,000
   Additional paid-in capital                         29,735,000     29,024,000
   Retained earnings                                   1,399,000        609,000
   Cumulative translation adjustment                     137,000        227,000
                                                     -----------    -----------
      Total shareholders' equity                      31,350,000     29,938,000
                                                     -----------    -----------

      Total liabilities and shareholders' equity     $44,363,000    $37,161,000
                                                     -----------    -----------
                                                     -----------    -----------


        The accompanying notes are an integral part of the consolidated financial statements.

                          AVECOR CARDIOVASCULAR INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                              Three months ended            Six months ended
                                                   June 30,                      June 30,
                                          --------------------------    --------------------------
                                              1997           1996           1997          1996
                                          -----------    -----------    -----------    -----------
Net sales                                 $11,961,000    $11,145,000    $24,004,000    $21,438,000
Cost of sales                               6,900,000      6,443,000     13,960,000     12,394,000
                                          -----------    -----------    -----------    -----------
       Gross profit                         5,061,000      4,702,000     10,044,000      9,044,000

Operating expenses:
   Selling, general and
       administrative                       3,482,000      2,994,000      6,832,000      5,850,000
   Litigation expense                               -      3,700,000              -      4,205,000
   Research and development                   974,000        862,000      2,076,000      1,703,000
                                          -----------    -----------    -----------    -----------

       Operating income (loss)                605,000     (2,854,000)     1,136,000     (2,714,000)

   Interest income                            129,000        194,000        273,000        403,000
   Interest expense                         (105,000)              -       (176,000)             -
                                          -----------    -----------    -----------    -----------

Income (loss) before
   income taxes                               629,000     (2,660,000)     1,233,000     (2,311,000)
Income tax provision (benefit)                226,000       (783,000)       443,000       (647,000)
                                          -----------    -----------    -----------    -----------

        Net income (loss)                    $403,000    $(1,877,000)   $   790,000    ($1,664,000)
                                          -----------    -----------    -----------    -----------
                                          -----------    -----------    -----------    -----------

Net income (loss) per share                     $0.05         ($0.24)         $0.10         ($0.22)
                                          -----------    -----------    -----------    -----------
                                          -----------    -----------    -----------    -----------

Weighted average common
  and common equivalent
  shares outstanding                        7,977,000      7,775,000      7,961,000      7,737,000
                                          -----------    -----------    -----------    -----------
                                          -----------    -----------    -----------    -----------


        The accompanying notes are an integral part of the consolidated financial statements.

                          AVECOR CARDIOVASCULAR INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                  For the six months ended June 30,
                                                  ---------------------------------
                                                         1997            1996
                                                  ----------------  ---------------
Cash flows from operating activities:
 Net income (loss)                                   $    790,000    $(1,664,000)
 Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                           737,000        692,000
  Accretion of discount on investments                   (170,000)      (302,000)
  Changes in operating assets and liabilities:
   Accounts receivable                                 (1,524,000)    (1,846,000)
   Inventories                                           (782,000)    (3,514,000)
   Other current assets                                   277,000       (899,000)
   Accounts payable                                       758,000        745,000
   Accrued expenses                                       393,000      1,380,000
   Accrued litigation settlement                                -      2,200,000
                                                     ------------    -----------
    Net cash provided by (used in) operating
    activities                                            479,000     (3,208,000)
                                                     ------------    -----------

Cash flows from investing activities:
 Purchase of property, plant and equipment             (9,911,000)    (1,057,000)
 Purchase of investments                               (8,768,000)    (7,919,000)
 Proceeds upon sale or maturity of short-term
 investments                                            5,140,000      6,921,000
 Cash and investments restricted as to use              3,450,000              -
 Increase in other assets                                (154,000)       (33,000)
                                                     ------------    -----------
  Net cash used in investing activities               (10,243,000)    (2,088,000)
                                                     ------------    -----------

Cash flows from financing activities:
 Net proceeds from sales of common stock                  130,000        117,000
 Net proceeds from options exercised                      582,000       (161,000)
 Net proceeds from warrants excercised                          -        525,000
 Borrowings on long-term debt                           5,167,000              -
 Principal payments on long-term debt                     (86,000)             -
 Grant proceeds                                                 -        101,000
                                                     ------------    -----------
  Net cash provided by financing activities             5,793,000        582,000
                                                     ------------    -----------

Effect of exchange rates on cash                          (35,000)             -
                                                     ------------    -----------

Net decrease in cash and cash equivalents              (4,006,000)    (4,714,000)

Cash and cash equivalents at beginning of period        6,114,000      9,178,000
                                                     ------------    -----------

Cash and cash equivalents at end of period           $  2,108,000    $ 4,464,000
                                                     ------------    -----------
                                                     ------------    -----------

Significant non-cash investing and
financing transactions:
  Use of restricted funds for purchase
  of the U.S. facility                               $  1,000,000
                                                     ------------    -----------
                                                     ------------    -----------

        The accompanying notes are an integral part of the consolidated financial statements.

                          AVECOR CARDIOVASCULAR INC.

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Unaudited)

                     ------------------------------------

1.   BASIS OF PRESENTATION

     The consolidated financial statements included in this Form 10-Q have been prepared by AVECOR Cardiovascular Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K as filed with the SEC.

     The consolidated interim financial statements presented herein as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

4.   INVENTORIES

     Inventories consist of the following:

                                           June 30,     December 31,
                                             1997           1996
                                         -----------     -----------
                                         (Unaudited)
     Raw materials                        $3,747,000     $3,424,000
     Work-in-process                       2,202,000      2,343,000
     Finished goods                        4,318,000      3,709,000
                                         -----------     -----------
                                         $10,267,000     $9,476,000
                                         -----------     -----------
                                         -----------     -----------

5.   INDUSTRY SEGMENT INFORMATION

     The Company distributes its products through its direct sales force and independent sales representatives. Additionally, the Company distributes its products through domestic and foreign independent distributors who then market the products directly to medical institutions. No one independent distributor accounted for 10% or more of the Company's net sales for the six months ended June 30, 1997 and 1996.

     Total export sales from the U.S. to unaffiliated entities (primarily to Europe and payable in U.S. dollars) were $1,248,000 and $2,563,000, respectively, for the three and six month periods ended June 30, 1997.

     At June 30, 1997, consolidated accounts receivable include $4,818,000 due from customers located outside of the U.S.

6.   NEW ACCOUNTING PRONOUNCEMENT

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

7.   PATENT MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition for the three and six month periods ended June 30, 1997 compared with the three and six month periods ended June 30, 1996 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

     The Company was incorporated on December 13, 1990 and in June 1991 acquired the business and assets and assumed certain liabilities of the surgical division of SCIMED Life Systems, Inc. (the Predecessor Business).
On December 1, 1992, the Company exchanged 160,000 shares of its Common Stock for all of the outstanding shares of AVECOR Cardiovascular Ltd. (formerly Cardio Med Ltd.) pursuant to which AVECOR Cardiovascular Ltd. became a wholly-owned subsidiary of the Company. AVECOR Cardiovascular Ltd. had formerly been a distributor for the Company in the United Kingdom. In October 1995, the Company opened a sales office in France which is organized as a wholly-owned subsidiary of AVECOR Cardiovascular Ltd.

     The assets acquired by the Company from the Predecessor Business included the Company's line of solid silicone membrane oxygenators. Since that time, the Company has been successful in developing and obtaining marketing clearance for a number of its proprietary products, with the goal of developing and marketing a more complete line of proprietary products used in the heart/lung bypass circuit. The Company began marketing its Myotherm cardioplegia delivery system in October 1991, and began marketing its Signature custom tubing packs in July 1993 following receipt of marketing clearance from the U.S. Food and Drug Administration (the FDA). The Company began marketing its Affinity oxygenator internationally in July 1993 and in the United States in February 1994, following receipt of marketing clearance from the FDA in November 1993. The Company received marketing clearance from the FDA to market its Affinity blood reservoirs and Affinity arterial filter in July 1994 and October 1995, respectively. In connection with the Company's continuing efforts to offer a more complete line of proprietary heart/lung bypass circuit products, the Company has developed an improved Myotherm cardioplegia system and a new blood pump. In July and August 1997, clearances were received from the FDA to market the improved Myotherm cardioplegia system and the new blood pump, respectively.

RESULTS OF OPERATIONS

NET SALES

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1996

     Net sales increased 7% to $11,961,000 for the three months ended June 30, 1997 from $11,145,000 for the three months ended June 30, 1996. This increase was principally the result of a higher volume of product shipments of the Company's Signature custom tubing packs and

Affinity product line. Overall, average prices of product shipments declined slightly when compared to the corresponding period in 1996.

     Sales from Signature custom tubing packs and the Affinity product line accounted for approximately 87% and 54% of the overall increase in net sales, respectively. These increases were partially offset by decreases in the silicone membrane oxygenator line, as expected, and the Myotherm cardioplegia line which decreased by $256,000, or 31% of the overall increase in net sales, and $128,000, or 16% of the overall increase in net sales, respectively, for the three months ended June 30, 1997 when compared to the corresponding period in 1996. Management believes the decline in net sales of the Myotherm cardioplegia line for the three months ended June 30, 1997 to be temporary as customers delay their purchasing decisions in anticipation of the Company's launch of its new version of the Myotherm cardioplegia system, which received marketing clearance from the FDA in July 1997.

     Over the past two years, one of the Company's competitors has purchased three companies that provide contract perfusion services to hospitals. The Company believes that such control has had and will continue to have a negative impact on the Company's ability to market its products to perfusionists controlled by competitors or to hospitals or other medical providers that contract with competitor-controlled groups for perfusion services. The Company believes this negative impact will be further affected by any future acquisitions of contract perfusion groups by its competitors and could have a material adverse affect on the Company's business, financial condition and results of operation. This forward-looking statement is subject to the degree of control exerted by the Company's competitors with respect to purchasing decisions made by controlled groups of perfusionists, the extent of future acquisitions of contract perfusion groups by the Company's competitors, the breadth of the Company's product offerings relative to those competitors controlling contract perfusion groups, and the degree to which the Company's research and development and marketing efforts result in the successful commercialization of products with enhanced or superior performance characteristics. Sales to contract perfusion groups controlled by one of the Company's competitors decreased $206,000 to $352,000 for the three months ended June 30, 1997 from $558,000 for the three months ended June 30, 1996.

     Sales to customers located outside of the United States were approximately 40% of net sales for the three month period ended June 30, 1997 compared to 39% of net sales for the corresponding period in 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

     Net sales increased 12% to $24,004,000 for the six months ended June 30, 1997 from $21,438,000 for the six months ended June 30, 1996. This increase was principally the result of a higher volume of product shipments of the Company's Signature custom tubing packs and Affinity product line. Overall, average prices of product shipments declined slightly when compared to the corresponding period in 1996.

     Sales from Signature custom tubing packs and the Affinity product line accounted for approximately 60% and 56% of the overall increase in net sales, respectively. As expected, the silicone membrane oxygenator line net sales decreased by $365,000 offsetting 14% of the overall increase in net sales for the six months ended June 30, 1997 when compared to the corresponding period in 1996.

     Sales to contract perfusion groups controlled by one of the Company's competitors decreased $398,000 to $716,000 for the six months ended June 30, 1997 from $1,114,000 for the six months ended June 30, 1996.

     Sales to customers located outside of the United States were approximately 40% of net sales for the six month period ended June 30, 1997 compared to 39% of net sales for the corresponding period in 1996.

COST OF SALES / GROSS PROFIT

     Cost of sales as a percentage of net sales decreased slightly to 57.7% for the three months ended June 30, 1997 from 57.8% for the three months ended June 30, 1996. The cost of sales percentage for the six months ended June 30, 1997 increased slightly to 58.2% from 57.8% for the six months ended June 30, 1996. The cost of sales percentage for the three and six month periods ended June 30, 1997 were favorably impacted by improved raw material costs and increased overall manufacturing efficiencies due to the Company's move into one facility. These improvements were largely offset for the three month period ended June 30, 1997 and were exceeded for the six month period ended June 30, 1997 by significant increases in sales of the Company's lower-margin Signature custom tubing pack line, as well as competitive pricing pressures in the marketplace. The mix of products sold in any period will influence the cost of sales and gross profit for the period.

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

SELLING, GENERAL AND ADMINISTRATIVE AND LITIGATION EXPENSE

     Selling, general and administrative expenses increased 16% to $3,482,000 for the three months ended June 30, 1997 from $2,994,000 for the three months ended June 30, 1996. Selling, general and administrative expenses increased 17% to $6,832,000 for the six months ended June 30, 1997 from $5,850,000 for the six months ended June 30, 1996. These increases are attributed to costs associated with the continuing development of a direct sales force in certain of the Company's territories formerly served by distributors and independent sales representatives, seasonal trade show costs and costs incurred in anticipation of FDA approval of the new blood pump. As a percent of sales, selling, general and administrative expenses increased to 29.1% and

28.5% for the three and six month periods ended June 30, 1997, respectively, from 26.9% and 27.3% for the three and six month periods ended June 30, 1996, respectively.

     Management anticipates that selling, general and administrative expenses for the year ended December 31, 1997 will be higher than the year ended December 31, 1996 and will be slightly higher than 1996 as a percentage of sales. These forward-looking statements will be influenced by revenue increases achieved by the Company, its ability to attract and retain qualified sales personnel as the Company continues to develop its direct sales force, and the timing and extent of promotional activities associated with new product introductions, if any.

     On July 17, 1996, the Company reached an agreement with COBE Laboratories Inc. (COBE) to settle COBE's patent suit against the Company. The terms of the settlement with COBE provide for the Company to make net payments totalling $2,200,000, of which a net $1,100,000 was paid in August 1996. The remaining amount is payable in August 1997. The Company expensed professional fees, in connection with the COBE suit, of approximately $3,700,000 and $4,205,000 for the three and six month periods ended June 30, 1996, respectively. No related expenses were incurred for the three and six month periods ended June 30, 1997.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 13% to $974,000 and 22% to $2,076,000 for the three and six month periods ended June 30, 1997, respectively, from $862,000 and $1,703,000 for the three and six month periods ended June 30, 1996, respectively. This increased research and development spending is a result of the Company's ongoing efforts to pursue a number of potential product opportunities. These opportunities include an improved Myotherm cardioplegia system and a new blood pump, which received marketing clearances from the FDA in July and August 1997, respectively. There can be no assurance that the improved Myotherm cardioplegia system or the pump will become commercially successful.

     The Company anticipates that research and development expenses for 1997 will increase approximately 20% over 1996 levels, as the Company moves to expand and improve its proprietary line of disposable medical devices. This forward-looking projection is dependent upon the extent and timing of new product development and the impact of the regulatory process in obtaining marketing clearance for new products. The need or desire to modify the Company's existing products could also influence the level of research and development expenses. In addition to the aforementioned improved Myotherm cardioplegia system and blood pump, the Company is developing proprietary systems coatings that will improve blood handling, scheduled for third quarter 1997 FDA submission and new oxygen saturation/hematocrit technology that is expected to be submitted to the FDA late in the fourth quarter of 1997 or in early 1998. There can be no assurance, however, that the Company's research and development efforts will result in additional regulatory submissions to the FDA as set forth above, if at all, or will result in any commercially successful products. The forward-looking statements regarding anticipated regulatory submissions contained in this paragraph will be impacted by the results of the Company's development efforts, the availability of any required clinical data, any changes in the regulatory scheme for such products, and the Company's assessment of the cost and anticipated benefit of such submissions.

INTEREST INCOME AND EXPENSE

     Interest income decreased to $129,000 for the three months ended June 30, 1997 from $194,000 for the three months ended June 30, 1996. Similarly, interest income decreased to $273,000 for the six months ended June 30, 1997 from $403,000 for the six months ended June 30, 1996. The decrease in interest income for the three and six month periods ended June 30, 1997 when compared to the three and six month periods ended June 30, 1996 is primarily due to the use of cash and cash equivalents and investments for the Company's new facility. Interest income during the three and six month periods ended June 30, 1997 was earned primarily from the investment of the remaining net proceeds from the Company's June 1995 stock offering. At June 30, 1997, the majority of these proceeds were invested with two investment portfolio managers who invested in U.S. government securities, agency paper, money markets, commercial paper and corporate obligations.

     Interest expense for the three and six month periods ended June 30, 1997 was $105,000 and $176,000, respectively, and exclusively due to the mortgage on the new facility. The closing on the facility purchase occurred in late January 1997.

INCOME TAX PROVISION

     For the three and six month periods ended June 30, 1997, tax provisions of $226,000 and $443,000 were recorded compared to tax benefits $783,000 and $647,000 for the three and six month periods ended June 30, 1996. The tax provisions and benefits recorded correspond to the pretax income and losses for those respective periods.

NET INCOME

     Net income was $403,000 or $.05 per share and $790,000 or $.10 per share for the three and six month periods ended June 30, 1997, respectively, compared to net losses of $1,877,000 or $.24 per share and $1,664,000 or $.22 per share for the three and six month periods ended June 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1997, $479,000 was provided by the Company in operating activities compared to $3,208,000 used in operating activities for the same period in 1996. The net change of approximately $3,687,000 is primarily the result of changed investment in inventories, $1,300,000 spent during the corresponding period in 1996 related to the COBE litigation and a decrease to other current assets. These were partially offset by a use of cash in 1997, when compared to 1996, for reduced accrued expenses. The Company believes that its existing cash and cash equivalents and investments as well as anticipated cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

     Cash expenditures for capital additions, other than the purchase of the new facility, totaled $2,670,000 for the six months ended June 30, 1997 compared to $1,057,000 for the six months ended June 30, 1996. These expenditures were primarily related to equipment, molds and tooling necessary to begin the production of the Affinity blood pump and improved Myotherm cardioplegia system, and to further the production of the Affinity oxygenator and related blood reservoirs. These expenditures also include approximately $760,000 of furniture, fixtures and equipment additions for the Company's new U.S. manufacturing, research and development and administrative facility.

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

     The note payable agreement bears interest at 8.11% and requires monthly principal payments of $21,531, plus interest, through January 2002 with the remaining principal and interest due February 2002. The note payable is collateralized by the new corporate headquarters and manufacturing facility and, among other things, requires the Company to meet certain ratios related to leverage, debt service and cash flow. As of June 30, 1997, the Company was in compliance with the ratios required by the note payable. Additionally, the bank note payable agreement prohibits the Company from distributing dividends to its shareholders.

     At June 30, 1997, the Company had no restricted cash or investments. Of the $4,450,000 which was restricted at December 31, 1996 for payment of the U.S. facility, $1,000,000 was used for the purchase of the facility and $3,450,000 became unrestricted, was reinvested and is being used for general corporate purposes, research and development and working capital.

     The Company's capital expenditures for 1997 are expected to be approximately $3,000,000, excluding any capital expenditures which were required in connection with the new facility, as discussed above. This estimate includes additional equipment, molds and tooling for the new blood pump, an improved Myotherm cardioplegia system and new oxygen saturation/hematocrit technology.

     The foregoing forward-looking statements relating to the amount of capital expenditures and ultimate cash usage are dependent on the progress of the Company's product development efforts and the timing of the receipt of FDA marketing clearances for any future products.

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

CERTAIN IMPORTANT FACTORS

     Except for the historical financial information contained herein, this Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue," the negative or other variations thereof, or comparable terminology, are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the progress of product development and clinical studies, the timing of and ability to attain regulatory approvals, the availability of third party reimbursement, the extent to which the Company's products gain market acceptance, litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, and other factors.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                        PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          During the quarter ended June 30, 1997, there were no material developments in the Company's suit seeking to invalidate a newly issued U.S. patent held by a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's Affinity oxygenator does not infringe the competitor's patent. Further information regarding the suit was previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.


ITEM 2.   CHANGES IN SECURITIES.

          Effective as of July 22, 1997 the Company entered into an amendment (the "Amendment") to the Rights Agreement, dated June 26, 1996, between the Company and Norwest Bank Minnesota, N.A., governing the Company's Preferred Stock Purchase Rights.

          The Amendment modifies the definition of an "Acquiring Person" under the Rights Agreement to provide that the threshold level for determining a person to be an Acquiring Person is increased from 15% to 19% of the issued and outstanding shares of the Company's common stock, $.01 par value per share ("Common Stock"), in the case of the collective beneficial ownership of Common Stock by LeRoy C. Kopp and Kopp Investment Advisors, Inc. ("KIA"). The Amendment does not otherwise impact the ability of the Company's Board of Directors to determine Mr. Kopp or KIA, individually or collectively, to be an "Adverse Person" for purposes of the Rights Agreement.

          Prior to the Amendment, Mr. Kopp and KIA beneficially owned an aggregate of approximately 14.7% of the issued and outstanding stock. These shares were primarily held by KIA in a representative and fiduciary capacity for the benefit of its clients. The effect of the Amendment is to allow Mr. Kopp and KIA to increase their collective beneficial ownership of Common Stock up to 19% of the issued and outstanding shares without triggering a "Distribution Date" under the Rights Agreement. In connection with the Amendment, the Company entered into an agreement with Mr. Kopp and KIA, pursuant to which Mr. Kopp and KIA made certain representations and warranties and agreed to certain terms and conditions regarding the Amendment.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Annual Meeting of Shareholders of AVECOR Cardiovascular Inc., held May 14, 1997, the shareholders voted as follows on the election of the following Directors, which was the only matter considered at the meeting:

                                         Affirmative Votes    Withhold Authority
                                         -----------------    ------------------
          Anthony Badolato                   7,077,383              30,023
          David W. Stassen                   7,074,778              32,628
          Edward E. Strickland               7,079,996              27,410
          J. Gordon Wright                   7,080,596              26,810

          There were no abstentions or broker non-votes.

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

            (a)     Exhibits:

                    The exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index beginning on page 19 of this Report.

            (b)     Reports on Form 8-K:

                    None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AVECOR  CARDIOVASCULAR  INC.


        August 12, 1997                    By /s/ Anthony Badolato
        ---------------                    ----------------------------------
             Date                          Anthony Badolato
                                           Chief Executive Officer


        August 12, 1997                    By /s/ Gregory J. Melsen
        ---------------                    ----------------------------------
             Date                          Gregory J. Melsen
                                           Vice President-Finance, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                          AVECOR CARDIOVASCULAR INC.

                       EXHIBIT INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q
                      For the Quarter Ended June 30, 1997

Item No.             Description                         Method of Filing
--------             -----------                         ----------------
  4.1    Amendment to Rights Agreement between
         the Company and Norwest Bank Minnesota,
         N.A., dated July 22, 1997                 Filed herewith electronically

 11.1    Statement regarding computation of
         earnings per share                        Filed herewith electronically

 27.1    Financial Data Schedule                   Filed herewith electronically