Form 10-Q
period 1997-09-30
AVECOR CARDIOVASCULAR INC
filed 1997-11-13
CIK 883982

                                UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549

                                  FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


                   Commission File Number:  0-21330


                       AVECOR  CARDIOVASCULAR  INC.
          (Exact name of registrant as specified in its charter)

           MINNESOTA                                41-1695729
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification No.)

7611 NORTHLAND DRIVE, MINNEAPOLIS, MINNESOTA             55428
 (Address of principal executive offices)             (Zip Code)


                               (612) 391-9000
           (Registrant's telephone number,  including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [ X ]  Yes    [   ]  No

     As of November 4, 1997, there were 7,961,548 shares of the registrant's $.01 par value Common Stock outstanding.

                                     INDEX


Part I.        FINANCIAL  INFORMATION                                  Page(s)

   Item 1.     Financial Statements

               Consolidated Balance Sheets as of September 30,
               1997 (Unaudited) and December 31, 1996..............          3

               Consolidated Statements of Operations for the
               three and nine months ended September 30, 1997 and
               1996  (Unaudited)...................................          4

               Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1997 and 1996
               (Unaudited).........................................          5

               Notes to Consolidated Financial Statements
               (Unaudited).........................................      6 - 8

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................     9 - 16

   Item 3.     Quantitative and Qualitative Disclosures About
               Market Risk.........................................         16

Part II.       OTHER  INFORMATION

   Item 1.     Legal Proceedings...................................         17

   Item 2.     Changes in Securities...............................         17

   Item 3.     Defaults Upon Senior Securities.....................         17

   Item 4.     Submission of Matters to a Vote of Security
               Holders.............................................         17

   Item 5.     Other Information...................................         17

   Item 6.     Exhibits and Reports on Form 8-K....................         17

SIGNATURES.........................................................         18

EXHIBIT  INDEX.....................................................         19

PART  I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           AVECOR CARDIOVASCULAR INC.

                          CONSOLIDATED BALANCE SHEETS


              ASSETS                                            September 30,   December 31,
                                                                    1997            1996
                                                                -------------   ------------
                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents................................      $ 2,187,000    $ 6,114,000
   Short-term investments...................................        3,879,000      2,638,000
   Accounts receivable, net.................................        8,059,000      7,298,000
   Inventories..............................................       11,596,000      9,476,000
   Deferred tax asset.......................................          803,000      1,274,000
   Other current assets.....................................          345,000        744,000
                                                                -------------   ------------
      Total current assets..................................       26,869,000     27,544,000

Restricted cash and investments.............................             --        4,450,000
Property, plant and equipment, net..........................       15,271,000      4,808,000
Other assets................................................          608,000        359,000
                                                                -------------   ------------
      Total assets..........................................      $42,748,000    $37,161,000
                                                                -------------   ------------
                                                                -------------   ------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................      $ 2,771,000    $ 2,790,000
   Accrued expenses.........................................        2,865,000      3,091,000
   Accrued litigation settlement............................             --        1,100,000
   Current portion of long-term debt........................          258,000           --
                                                                -------------   ------------
      Total current liabilities.............................        5,894,000      6,981,000

Deferred grant..............................................          161,000        205,000
Deferred tax liability......................................           37,000         37,000
Long-term debt..............................................        4,758,000           --
Shareholders' equity:
   Serial preferred stock, par value $.01 per share;
      authorized 2,000,000 shares; none issued
   Common stock, par value $.01 per share;
      authorized 20,000,000 shares; issued and
      outstanding 7,961,000 and 7,812,000
      shares at September 30, 1997 and
      December 31, 1996,  respectively......................           80,000         78,000
   Additional paid-in capital...............................       29,992,000     29,024,000
   Retained earnings........................................        1,764,000        609,000
   Cumulative translation adjustment........................           62,000        227,000
                                                                -------------   ------------
      Total shareholders' equity............................       31,898,000     29,938,000
                                                                -------------   ------------

      Total liabilities and shareholders' equity............      $42,748,000   $37,161,000
                                                                -------------   ------------
                                                                -------------   ------------

  The accompanying notes are an integral part of the consolidated financial statements.

                          AVECOR CARDIOVASCULAR INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           Three months ended           Nine months ended
                                                              September 30,                September 30,
                                                      --------------------------    --------------------------
                                                          1997           1996           1997          1996
                                                      -----------    -----------    -----------   ------------
Net sales.........................................    $11,273,000    $11,314,000    $35,277,000    $32,753,000
Cost of sales.....................................      6,488,000      6,780,000     20,448,000     19,175,000
                                                      -----------    -----------    -----------   ------------

       Gross profit...............................      4,785,000      4,534,000     14,829,000     13,578,000

Operating expenses:
   Selling, general and
       administrative.............................      3,371,000      2,807,000     10,203,000      8,657,000
   Litigation expense.............................           --             --             --        4,205,000
   Research and development.......................        854,000        908,000      2,930,000      2,611,000
                                                      -----------    -----------    -----------   ------------

       Operating income (loss)....................        560,000        819,000      1,696,000     (1,895,000)

   Interest income................................        114,000        167,000        387,000        570,000
   Interest expense...............................       (104,000)          --         (280,000)          --
                                                      -----------    -----------    -----------   ------------

Income (loss) before income taxes.................        570,000        986,000      1,803,000     (1,325,000)
Income tax provision (benefit)....................        205,000        358,000        648,000       (289,000)
                                                      -----------    -----------    -----------   ------------

        Net income (loss).........................       $365,000       $628,000     $1,155,000    ($1,036,000)
                                                      -----------    -----------    -----------   ------------
                                                      -----------    -----------    -----------   ------------
Net income (loss) per share.......................          $0.05          $0.08          $0.15         ($0.13)
                                                      -----------    -----------    -----------   ------------
                                                      -----------    -----------    -----------   ------------
Weighted average common
  and common equivalent
  shares outstanding..............................      8,004,000      8,026,000      7,969,000      7,755,000
                                                      -----------    -----------    -----------   ------------
                                                      -----------    -----------    -----------   ------------






The accompanying notes are an integral part of the consolidated financial statements.

                         AVECOR CARDIOVASCULAR INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                    For the nine months ended September 30,
                                                                    ----------------------------------------
                                                                            1997                1996
                                                                    -------------------  -------------------
Cash flows from operating activities:
  Net income (loss).............................................        $ 1,155,000          ($1,036,000)
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization...............................          1,210,000              988,000
    Deferred taxes .............................................            471,000                 --
    Accretion of discount on investments........................           (233,000)            (412,000)
    Changes in operating assets and liabilities:
      Accounts receivable.......................................           (906,000)          (1,650,000)
      Inventories...............................................         (2,122,000)          (3,419,000)
      Other current assets......................................            383,000           (1,001,000)
      Accounts payable..........................................            409,000             (182,000)
      Accrued expenses..........................................           (186,000)             882,000
      Accrued litigation settlement.............................         (1,100,000)           1,100,000
                                                                       -------------        -------------
        Net cash used in operating activities...................           (919,000)          (4,730,000)
                                                                       -------------        -------------

Cash flows from investing activities:
  Purchase of property, plant and equipment.....................        (11,121,000)          (1,775,000)
  Purchase of investments.......................................         (8,768,000)          (8,407,000)
  Proceeds upon sale or maturity of short-term
    investments.................................................          7,760,000            8,966,000
  Cash and investments restricted as to use.....................          3,450,000                 --
  Increase in other assets......................................           (259,000)             (33,000)
                                                                       -------------        -------------
        Net cash used in investing activities...................         (8,938,000)          (1,249,000)
                                                                       -------------        -------------

Cash flows from financing activities:
  Net proceeds from sales of common stock.......................            224,000              189,000
  Net proceeds from options exercised...........................            718,000              (77,000)
  Net proceeds from warrants exercised..........................             28,000              525,000
  Borrowings on long-term debt..................................          5,167,000                 --
  Principal payments on long-term debt..........................           (151,000)                --
  Grant proceeds................................................               --                101,000
                                                                       -------------        -------------
        Net cash provided by financing activities...............          5,986,000              738,000
                                                                       -------------        -------------

Effect of exchange rates on cash................................            (56,000)               7,000
                                                                       -------------        -------------

Net decrease in cash and cash equivalents.......................         (3,927,000)          (5,234,000)

Cash and cash equivalents at beginning of period................          6,114,000            9,178,000
                                                                       -------------        -------------

Cash and cash equivalents at end of period......................         $2,187,000           $3,944,000
                                                                       -------------        -------------
                                                                       -------------        -------------

Significant non-cash investing and financing transactions:
  Use of restricted funds for purchase of the U.S.
  facility......................................................         $1,000,000                 --
                                                                       -------------        -------------
                                                                       -------------        -------------

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

     The consolidated interim financial statements presented herein as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.   INVENTORIES

     Inventories consist of the following:

                                              September 30,   December 31,
                                                  1997            1996
                                              -------------   ------------
                                               (Unaudited)
            Raw materials                       $ 4,296,000     $3,424,000
            Work-in-process                       1,939,000      2,343,000
            Finished goods                        5,361,000      3,709,000
                                              -------------   ------------
                                                $11,596,000     $9,476,000
                                              -------------   ------------
                                              -------------   ------------

4.   INDUSTRY SEGMENT INFORMATION

     The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, the United Kingdom and France. Additionally, the Company distributes its products through foreign independent distributors who then market the products directly to medical institutions. During the quarter ended September 30, 1997, the Company terminated agreements with its last remaining domestic distributor and its only Canadian distributor. A direct sales force will now serve the markets formerly assigned to these distributors. No one independent distributor accounted for 10% or more of the Company's net sales for the nine months ended September 30, 1997 and 1996.

     Total export sales from the U.S. to unaffiliated entities (primarily to Europe and payable in U.S. dollars) were $951,000 and $3,514,000, respectively, for the three and nine month periods ended September 30, 1997. Sales to customers located outside of the United States were approximately 40% and 41% of net sales for the three and nine month periods ended September 30, 1997, respectively, compared to 40% and 39% of net sales for the three and nine month periods ended September 30, 1996, respectively.

     At September 30, 1997, consolidated accounts receivable include $4,160,000 due from customers located outside of the U.S.

5.   NEW ACCOUNTING PRONOUNCEMENT

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

6.   PATENT MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition for the three and nine month periods ended September 30, 1997 compared with the three and nine month periods ended September 30, 1996 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

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

     The assets acquired by the Company from the Predecessor Business included the Company's line of solid silicone membrane oxygenators. Since that time, the Company has been successful in developing and obtaining marketing clearance for a number of its proprietary products, with the goal of developing and marketing a more complete line of proprietary products used in the heart/lung bypass circuit. The Company began marketing its Myotherm cardioplegia delivery system in October 1991, and began marketing its Signature custom tubing packs in July 1993 following receipt of marketing clearance from the U.S. Food and Drug Administration (the FDA). The Company began marketing its Affinity oxygenator internationally in July 1993 and in the United States in February 1994, following receipt of marketing clearance from the FDA in November 1993. The Company received marketing clearance from the FDA to market its Affinity blood reservoirs and Affinity arterial filter in July 1994 and October 1995, respectively. In connection with the Company's continuing efforts to offer a more complete line of proprietary heart/lung bypass circuit products, the Company has developed an improved Myotherm cardioplegia system and a new blood pump. In July and August 1997, clearances were received from the FDA to market the improved Myotherm cardioplegia system and the new blood pump, respectively. Also, in October 1997, the Company filed a 510(k) pre-market notification with the FDA to market its Affinity oxygenator with Trillium bio-passive surface.

RESULTS OF OPERATIONS

NET SALES

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales decreased .4% to $11,273,000 for the three months ended September 30, 1997 from $11,314,000 for the three months ended September 30, 1996. This decrease was principally the result of a lower volume of product shipments of the Company's silicone membrane oxygenator line, as expected, and the Affinity product line. These decreases were mostly offset by an increase in product shipments of the Signature custom tubing pack line. Overall, average prices of product shipments declined slightly when compared to the corresponding period in 1996.

     Sales from the silicone membrane oxygenator and Affinity product lines decreased approximately $273,000 and $184,000, respectively. Sales increases of $379,000 associated with the Signature custom pack line offset the majority of these decreases.

     During the quarter ended September 30, 1997, the Company terminated agreement with its last remaining United States distributor and its only Canadian distributor. Both distributors have an inventory of the Company's products which are being sold to medical institutions, however, the Company's products are not being replenished into the distributors' inventories. Sales to these distributors decreased approximately $500,000 in the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. These markets will now be served by the Company's direct sales force. While management believes these revenue declines are temporary and caused by the transition to a direct sales force in these territories, this forward-looking expectation is primarily dependent on the ability of the direct sales personnel to maintain and develop relations and revenue levels at the medical institutions previously served by these distributors.

     Revenues from distributors in three continental European countries declined about $750,000 for the three months ended September 30, 1997 when compared to the corresponding quarter in 1996. During the year ended September 30, 1997, currencies in each of the countries served by these distributors have weakened about 20% as compared to the U.S. dollar and the U.K. pound sterling. The Company believes that these types of fluctuations in currency exchange rates reduce demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the product is sold. The Company cannot predict when, if ever, these exchange rate variances will reverse.

     Sales to the Company's Mexican distributor declined about $160,000 in the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. On October 9, 1997, the Company entered into an agreement with St. Jude Medical to distribute the Company's products in Mexico and in Central and South America. Previous sales in these countries have not been significant to the Company.

     The aforementioned factors impacted all of the Company's product lines. The revenue declines discussed above were virtually offset by revenue growth in the Company's other domestic and foreign markets.

     Sales to customers located outside of the United States were approximately 40% of net sales for the three month periods ended September 30, 1997 and 1996.

     The Company has continued to experience decreased sales to contract perfusion groups controlled by certain of its competitors. Sales to contract perfusion groups controlled by one of the Company's competitors decreased $135,000 to $233,000 for the three months ended September 30, 1997 from $368,000 for the three months ended September 30, 1996. The Company believes that control of contract perfusion groups by its competitors will continue to have a negative impact on the Company's ability to market its products to such groups or to hospitals or other medical providers that contract with competitor-controlled groups for perfusion services, and could have a material adverse effect on the Company's business, financial condition and results of operation. This forward-looking statement is subject to the degree of control exerted by the Company's competitors with respect to purchasing decisions made by controlled groups of perfusionists, the extent of future acquisitions of contract perfusion groups by the Company's competitors, the breadth of the Company's product offerings relative to those competitors controlling contract perfusion groups, and the degree to which the Company's research and development and marketing efforts result in the successful commercialization of products with enhanced or superior performance characteristics.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales increased 8% to $35,277,000 for the nine months ended September 30, 1997 from $32,753,000 for the nine months ended September 30, 1996. This increase was principally the result of a higher volume of product shipments of the Company's Signature custom tubing packs and Affinity product line.
Overall, average prices of product shipments declined slightly when compared to the corresponding period in 1996.

     Sales from Signature custom tubing packs and the Affinity product line accounted for approximately 76% and 50% of the overall increase in net sales, respectively. As expected, the silicone membrane oxygenator line net sales decreased by $637,000 offsetting 25% of the overall increase in net sales for the nine months ended September 30, 1997 when compared to the corresponding period in 1996.

     Sales to customers located outside of the United States were approximately 41% of net sales for the nine month period ended September 30, 1997 compared to 39% of net sales for the corresponding period in 1996.

     Sales to contract perfusion groups controlled by one of the Company's competitors decreased $535,000 to $949,000 for the nine months ended September 30, 1997 from $1,484,000 for the nine months ended September 30, 1996.

COST OF SALES / GROSS PROFIT

     Cost of sales as a percentage of net sales decreased to 57.6% for the three months ended September 30, 1997 from 59.9% for the three months ended September 30, 1996. The cost of sales percentage for the nine months ended September 30, 1997 decreased slightly to 58.0% from 58.5% for the nine months ended September 30, 1996. The cost of sales percentage for the three and nine month periods ended September 30, 1997 were favorably impacted by improved raw material costs and increased manufacturing efficiencies due to greater production volumes and the Company's move into one facility. These improvements for the three and nine month periods ended September 30, 1997 were partially offset by significant increases in sales of the Company's lower-margin Signature custom tubing pack line, as well as competitive pricing pressures in the marketplace. The mix of products sold in any period will influence the cost of sales and gross profit for the period.

     Affinity oxygenator product costs continue to improve due to efficiency and material cost improvements, although these improvements were largely offset by an ongoing decrease in average selling prices.

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

SELLING, GENERAL AND ADMINISTRATIVE AND LITIGATION EXPENSE

     Selling, general and administrative expenses increased 20% to $3,371,000 for the three months ended September 30, 1997 from $2,807,000 for the three months ended September 30, 1996. Selling, general and administrative expenses increased 18% to $10,203,000 for the nine months ended September 30, 1997 from $8,657,000 for the nine months ended September 30, 1996. These increases are primarily attributed to costs associated with the continuing development of a direct sales force in certain of the Company's territories formerly served by distributors and independent sales representatives and costs incurred for the introduction of new products, including the new blood pump. As a percent of sales, selling, general and administrative expenses increased to 29.9% and 28.9% for the three and nine month periods ended September 30, 1997, respectively, from 24.8% and 26.4% for the three and nine month periods ended September 30, 1996, respectively.

     Management anticipates that selling, general and administrative expenses for the year ended December 31, 1997 will continue to be about 20% higher than the year ended December 31, 1996 and will be slightly higher than 1996 as a percentage of sales. These forward-looking statements will be influenced by revenue increases achieved by the Company, its ability to attract and retain qualified sales personnel as the Company continues to develop its direct sales force, and the timing and extent of promotional activities associated with new product introductions, if any.

     On July 17, 1996, the Company reached an agreement with COBE Laboratories Inc. (COBE) to settle COBE's patent suit against the Company. The terms of the settlement with COBE provide for the Company to make net payments totaling $2,200,000, of which a net $1,100,000 was paid in August 1996. The remaining $1,100,000 was paid in August 1997. The Company expensed settlement costs and professional fees, in connection with the COBE suit, of approximately $4,205,000 for the nine month period ended September 30, 1996. All expenses related to the COBE matter were recorded during the six months ended June 30, 1996. No related expenses were incurred for the three and nine month periods ended September 30, 1997.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased 6% to $854,000 for the three month period ended September 30, 1997 and increased 12% to $2,930,000 for the nine month period ended September 30, 1997 from $908,000 and $2,611,000 for the three and nine month periods ended September 30, 1996, respectively. The decreased spending associated with the three month comparison is a result of the completion or near completion of major projects including the blood pump and improved Myotherm cardioplegia system (Myotherm XP) which received marketing clearances from the FDA in July and August 1997, respectively, and the Affinity oxygenator with Trillium bio-passive surface for which a 510(k) pre-market notification was filed with the FDA in October 1997. The increased research and development spending for the nine month comparison is a result of the Company's ongoing efforts to pursue a number of potential product opportunities including the blood pump, Myotherm XP and Affinity oxygenator with Trillium bio-passive surface. There can be no assurance that the improved Myotherm cardioplegia system or the blood pump will become commercially successful. Additionally, there can be no assurance that the Affinity oxygenator with Trillium bio-passive surface will receive the appropriate marketing clearance from the FDA on a timely basis, if at all, or, if received, that this device will become commercially successful.

     The Company anticipates that research and development expenses will finish 1997 approximately 10% over 1996 levels, as the Company continues to expand and improve its proprietary line of disposable medical devices. This forward-looking projection is dependent upon the extent and timing of new product development and the impact of the regulatory process in obtaining marketing clearance for new products. The need or desire to modify the Company's existing products could also influence the level of research and development expenses. In addition to the aforementioned improved Myotherm cardioplegia system, blood pump and proprietary systems coatings, the Company is developing a new oxygen saturation/hematocrit technology that is expected to be submitted to the FDA in the first quarter of 1998. There can be no assurance, however, that the Company's research and development efforts will result in additional regulatory submissions to the FDA as set forth above, if at all, or will result in any commercially successful products. The forward-looking statements regarding anticipated regulatory submissions contained in this paragraph will be impacted by the results of the Company's development efforts, the availability of any required clinical data, any changes in the regulatory scheme for such products, and the Company's assessment of the cost and anticipated benefit of such submissions.

INTEREST INCOME AND EXPENSE

     Interest income decreased to $114,000 for the three months ended September 30, 1997 from $167,000 for the three months ended September 30, 1996. Similarly, interest income decreased to $387,000 for the nine months ended September 30, 1997 from $570,000 for the nine months ended September 30, 1996. The decrease in interest income for the three and nine month periods ended September 30, 1997 when compared to the three and nine month periods ended September 30, 1996 is primarily due to the use of cash and cash equivalents and investments for the Company's new facility, additional inventories needed to support the Company's new product lines and revenue growth and the costs associated with the COBE matter. Interest income during the three and nine month periods ended September 30, 1997 was earned primarily from the investment of the remaining net proceeds from the Company's June 1995 stock offering. At September 30, 1997, the majority of these proceeds were invested with two investment portfolio managers who invested in U.S. government securities, agency paper, money markets, commercial paper and corporate obligations.

     Interest expense for the three and nine month periods ended September 30, 1997 was $104,000 and $280,000, respectively, and exclusively due to the mortgage on the new facility. The closing on the facility purchase occurred in late January 1997.

INCOME TAX PROVISION

     For the three and nine month periods ended September 30, 1997, tax provisions of $205,000 and $648,000 were recorded compared to a tax provision of $358,000 for the three month period ended September 30, 1996 and a tax benefit of $289,000 for the nine month period ended September 30, 1996. The tax provisions and benefits recorded correspond to the pretax income and losses for those respective periods, and vary in 1996 from the statutory U.S. corporate rates due to international taxation matters.

NET INCOME

     Net income was $365,000 or $.05 per share and $1,155,000 or $.15 per share for the three and nine month periods ended September 30, 1997, respectively, compared to net income of $628,000 or $.08 per share for the three month period ended September 30, 1996 and a net loss of $1,036,000 or $.13 per share nine month period ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1997, the Company used $919,000 in operating activities compared to $4,730,000 used in operating activities for the same period in 1996. The net change of approximately $3,811,000 is primarily the result of $3,100,000 expended during the corresponding period in 1996 related to the COBE litigation compared to $1,100,000 expended during 1997, smaller increases in levels of inventories, a decrease to other current assets, slower accounts receivable growth and increased accounts payable balances. These were partially offset by a use of cash in 1997, when compared to 1996, for reduced accrued expenses. The Company's inventories have continued to increase as a result of inventories needed to support the Company's new product lines, revenue growth and in part as a result of lower than anticipated shipments of the Affinity product line in the third quarter of 1997.

     The Company believes that its existing cash and cash equivalents and investments as well as anticipated cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

     Cash expenditures for capital additions, other than the purchase of the new facility and related furniture, fixtures and equipment, totaled $3,121,000 for the nine months ended September 30, 1997 compared to $1,775,000 for the nine months ended September 30, 1996. These expenditures were primarily related to equipment, molds and tooling necessary to begin the production of the Affinity blood pump and improved Myotherm cardioplegia system, and to increase production efficiencies and reduce raw material costs of the Affinity oxygenator and related blood reservoirs. During the nine months ended September 30, 1997, the expenditures for furniture, fixtures and equipment additions related to the Company's new U.S. manufacturing, research and development and administrative facility were approximately $760,000.

     Leases for the Company's U.S. manufacturing, research and development and administrative facilities expired on December 31, 1996. In January 1997, the Company consolidated its four separate facilities into a newly constructed facility, which the Company has purchased. The cost of this facility was approximately $8,600,000, plus an additional $1,050,000 for the purchase of furniture, fixtures and manufacturing equipment for the facility. To finance the $9,650,000 total cost of the project, the Company entered into a $5,167,000 bank note payable agreement in January 1997 and, in addition, funded $4,483,000 out of corporate funds. Closing occurred on January 30, 1997.

     The note payable agreement bears interest at 8.11% and requires monthly principal payments of $21,531, plus interest, through January 2002 with the remaining principal and interest due February 2002. The note payable is collateralized by the new corporate headquarters and manufacturing facility and, among other things, requires the Company to meet certain ratios related to leverage, debt service and cash flow. As of September 30, 1997, the Company was in compliance with the ratios required by the note payable. Additionally, the bank note payable agreement prohibits the Company from distributing dividends to its shareholders.

     At September 30, 1997, the Company had no restricted cash or investments. Of the $4,450,000 which was restricted at December 31, 1996 for payment of the U.S. facility, $1,000,000 was used for the purchase of the facility and $3,450,000 became unrestricted, was reinvested and is being used for general corporate purposes, research and development and working capital.

     The Company's capital expenditures for 1997 are expected to be approximately $4,000,000, excluding any capital expenditures which were required in connection with the new facility, as discussed above. This estimate includes additional equipment, molds and tooling for the new blood pump, the improved Myotherm cardioplegia system, new oxygen saturation/hematocrit technology and for furthering production of the Affinity oxygenator line.

     The foregoing forward-looking statements relating to the amount of capital expenditures and ultimate cash usage are dependent on the progress of the Company's product development efforts, the timing of the receipt of FDA marketing clearances for any future products and the investment in opportunities to further existing products' production related to improved production efficiencies and quality, and reduced cost.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                        PART II.    OTHER  INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          During the quarter ended September 30, 1997, there were no material developments in the Company's suit seeking to invalidate a newly issued U.S. patent held by a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's Affinity oxygenator does not infringe the competitor's patent. However, on October 6, 1997, the Magistrate Judge of the United States District Court vacated a previous order and granted a stay in the proceedings, including suspension of discovery, pending the outcome of the competitor's request for re-issuance of the aforementioned patent. Further information regarding the suit was previously reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

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


                                       AVECOR  CARDIOVASCULAR  INC.


    November 11, 1997                  By /s/ Anthony Badolato
-----------------------------          -----------------------------
          Date                         Anthony Badolato
                                       Chief Executive Officer


    November 11, 1997                  By /s/ Gregory J. Melsen
-----------------------------          -----------------------------
          Date                         Gregory J. Melsen
                                       Vice President-Finance, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                          AVECOR CARDIOVASCULAR INC.

                       EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                   For the Quarter Ended September 30, 1997

Item No.            Description                        Method of Filing

11.1      Statement regarding computation of
          earnings per share                      Filed herewith electronically

27.1      Financial Data Schedule                 Filed herewith electronically