Form 10-K
period 1997-12-31
AVECOR CARDIOVASCULAR INC
filed 1998-03-30
CIK 883982

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C.  20549

                                     FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1997
                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________

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

                            COMMON STOCK, $.01 PAR VALUE
                          PREFERRED STOCK PURCHASE RIGHTS
                                ___________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/   No
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     As of March 13, 1998, 8,020,562 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market), excluding outstanding shares owned beneficially by officers and directors, was approximately $49,400,000.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the registrant's Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 1998 Annual Meeting to be held May 7, 1998 (the "1998 Proxy Statement").


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The matters discussed in this Annual Report on Form 10-K contain certain forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue," the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the progress of product development and clinical studies, the timing of and ability to obtain regulatory approvals, the extent to which the Company's products gain market acceptance, the introduction of competitive products by others, the pricing related to competitive products, litigation regarding patent and other intellectual property rights, the availability of third-party reimbursement and other factors, as well as those set forth below under the caption "Important Factors" on page 20.

MYOtherm-Registered Trademark- and OnCourse-Registered Trademark- are registered trademarks of the Company. Affinity-TM-, Signature-TM-, Trillium-TM-, Myotherm XP-TM-, Affinity XP-TM- and XP-TM- are trademarks of the Company.
Windows-Registered Trademark- is a registered trademark of Microsoft
Corporation.

                                       PART I

ITEM 1.   BUSINESS.

(a)       GENERAL DEVELOPMENT OF BUSINESS.

          AVECOR Cardiovascular Inc. (the "Company") develops, manufactures and markets specialty medical devices for heart/lung bypass surgery and long-term respiratory support. The Company's products include the AFFINITY microporous, hollow fiber membrane oxygenator and related blood reservoirs, a line of solid silicone membrane oxygenators and related blood reservoirs, the AFFINITY blood pump, the MYOTHERM cardioplegia delivery system, SIGNATURE custom tubing packs and the AFFINITY arterial filter.

          The Company was incorporated in Minnesota in December 1990 and began operations in 1991 when it purchased the surgical division of SCIMED Life Systems, Inc. (the "Predecessor Business"). The assets purchased included a line of solid silicone membrane oxygenators. Since the acquisition of the Predecessor Business, the Company has engaged in extensive product development, resulting in the introduction and receipt of regulatory approval from the U.S. Food and Drug Administration (the "FDA") for the following proprietary products:

       PRODUCT                                          APPROVAL DATE
-----------------------------------------------------   --------------
MYOTHERM cardioplegia delivery system                   October 1991
SIGNATURE custom tubing packs                           July 1993
AFFINITY oxygenator                                     November 1993
AFFINITY blood reservoirs                               July 1994
AFFINITY arterial filter                                October 1995
MYOTHERM XP (improved cardioplegia delivery system)     July 1997
AFFINITY blood pump                                     August 1997
AFFINITY oxygenator with TRILLIUM bio-passive surface   February 1998

          In December 1992, the Company acquired Cardio Med Ltd., a corporation organized under the laws of England and Wales ("Cardio Med"). Cardio Med had been a distributor of the Company's disposable membrane oxygenators, cardiotomy reservoirs and cardioplegia systems and manufactured its own proprietary line of custom tubing packs. As a result of the acquisition, Cardio Med has become a wholly-owned subsidiary of the Company. Cardio Med's name has since been changed to AVECOR Cardiovascular Ltd. ("AVECOR Ltd."). During 1995, the Company incorporated AVECOR Foreign Sales Corporation as a wholly-owned subsidiary of the Company and opened a sales office in France, organized as AVECOR Cardiovascular France S.A.R.L., a French subsidiary of AVECOR Ltd.

          As used herein, the term "Company" refers to AVECOR Cardiovascular Inc., AVECOR Ltd., AVECOR Cardiovascular France S.A.R.L. and AVECOR Foreign Sales Corporation. The Company's principal executive offices are located at 7611 Northland Drive, Minneapolis, Minnesota 55428, and its telephone number is (612) 391-9000.

(b)       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

          Since its inception, the Company has operated in the single industry segment of developing, manufacturing and marketing medical devices.

(c)       NARRATIVE DESCRIPTION OF BUSINESS.

INDUSTRY BACKGROUND AND MARKETS

          INDUSTRY BACKGROUND. The Company's products are used in surgical procedures requiring heart/lung bypass, such as the treatment of coronary artery disease by coronary artery bypass graft surgery ("CABG" or "coronary bypass surgery"), heart valve replacement surgery and pediatric and neonatal congenital heart defect surgery. There were approximately 850,000 heart/lung bypass procedures performed worldwide in 1997, including approximately 400,000 of such procedures performed in the United States, and approximately 265,000 of such procedures performed in Europe. Certain of the Company's products are also used in non-surgical applications, such as the long-term cardiopulmonary support of premature infants, newborns and other patients with life-threatening respiratory disorders.

          The primary use of the Company's products is for heart/lung bypass procedures during the surgical treatment of coronary artery disease. Coronary artery disease, the leading cause of death in the United States, is the atherosclerotic narrowing of the coronary arteries that supply blood to the heart. Atherosclerosis is the accumulation of cholesterol and blood products on the inner lining of an artery that causes the arterial wall to thicken and lose elasticity, narrowing the inner diameter of the artery. According to an estimate by the American Heart Association, approximately 13,490,000 Americans have a history of heart attack, angina pectoris (chest pain), or both, which are generally associated with coronary artery disease. The American Heart Association estimated that, in the United States in 1996, coronary artery disease would result in 1,500,000 acute myocardial infarctions, or heart attacks, of which approximately 500,000 would result in death.

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

          Although coronary bypass surgery is a highly invasive procedure, it has been shown to be highly effective in treating coronary artery disease, and the number of procedures performed annually in the United States has grown from approximately 200,000 in 1982 to over 400,000 in 1997 (multiple procedures may be performed during a single surgery where multi-vessel disease is present). The annual worldwide growth rate in the number of coronary bypass procedures has fluctuated from year to year for various reasons.

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

          The primary non-surgical use of the Company's products is in connection with a procedure known as extracorporeal membrane oxygenation ("ECMO"). ECMO is the long-term cardiopulmonary support of premature infants, newborns and other patients with life threatening respiratory disorders. The relatively small ECMO market served by the Company is comprised of 118 established centers worldwide, in which approximately 1,500 neonatal ECMO procedures (procedures performed on children younger than one year) were performed in 1997. Neonatal ECMO procedures constitute the vast majority of all ECMO procedures performed. There has been relatively little growth in the overall ECMO market in recent years and the Company believes growth in this market will remain limited until technology overcomes complications that are common in long-term respiratory support, such as intracranial bleeding due to the associated long-term use of anti-coagulants. Since the Company manufactures what it believes to be the only oxygenator that has received clearance from the FDA for sale for long-term cardiopulmonary support for periods greater than 24 hours, the Company believes it has a competitive advantage in this relatively small market.

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

          MARKETS. The Company's products are primarily sold to hospitals that perform heart/lung bypass surgery. There were approximately 1,000 hospitals in the United States and about 400 hospitals in Europe which performed these procedures in 1997. Over 400,000 heart/lung bypass procedures were performed in the United States in 1997, and approximately 265,000 heart/lung bypass procedures were performed in Europe in 1997. Coronary bypass surgeries constitute a significant portion of the total number of heart/lung bypass procedures performed each year. Although the number of heart/lung bypass procedures performed may have been less than the number of coronary bypass surgeries due to multiple grafts being performed during some surgeries, the number of graft procedures performed in the United States each year grew from less than 200,000 in 1982 to over 400,000 in 1997.

          The current annual worldwide market for disposable products and related hardware and accessories for heart/lung bypass surgery is estimated by industry analysts to be approximately $800 million, over $600 million of which is estimated to be attributable to disposable products. The two largest individual markets for disposable products are the oxygenator market, estimated at approximately $200 million in annual sales, and the custom tubing pack market, estimated at approximately $100 million in annual sales. The Company's current proprietary product offerings participate in an annual worldwide market for disposable products estimated to be approximately $480 million, and the Company anticipates that its proprietary products under development, including additional products coated with its new TRILLIUM bio-passive surface, should allow the Company to pursue a greater portion of the disposable product market.

PRODUCTS

          The Company currently offers four primary product lines: the AFFINITY line; the solid silicone membrane oxygenator line; the MYOTHERM cardioplegia delivery system; and SIGNATURE custom tubing packs. "Other products" include products distributed by the Company which do not represent any of the Company's primary product lines and, combined or individually, do not represent a primary product line within the Company's business. The following table sets forth the amounts and percentages of the Company's consolidated net sales attributable to these four product lines for the periods shown.

                                                           YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                    1997              1996               1995
                                               -------------     --------------     --------------
                                                             (DOLLARS IN THOUSANDS)
AFFINITY line ..............................   $26,185    56%    $25,488     57%    $18,329     55%
SIGNATURE custom tubing packs ..............     9,803    21       7,402     17       3,459     10
Silicone membrane oxygenator line ..........     7,081    15       7,517     17       7,793     24
MYOTHERM cardioplegia deliver system .......     3,655     8       3,994      9       3,759     11
Other products .............................       140     0           -      -           -      -
                                                ------    ---     -------    ---     -------   ---
     TOTAL .................................   $46,864    100%    $44,401    100%    $33,340   100%
                                                ------    ---     -------    ---     -------   ---

          AFFINITY LINE. The Company's AFFINITY line is currently comprised of the AFFINITY oxygenator, the AFFINITY blood pump, a hardshell cardiotomy venous reservoir and a venous reservoir bag.

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

- LOW PRIMING VOLUME. The AFFINITY oxygenator has a priming volume which the Company believes to be one of the lowest priming volumes among oxygenators currently available. Lower priming volume can result in less set-up time for the perfusionist, reduced dilution of the patient's blood with priming solutions and a reduced use of the patient's blood for priming, which lessens the possibility that costly and potentially dangerous donor blood products will need to be introduced during the procedure.

- EASE OF USE. The AFFINITY oxygenator has been designed to be convenient to set up, prime and operate. The AFFINITY oxygenator's relatively small size and universal adaptability contribute to its ease of handling, and its clear case helps to assure quick, complete priming and ongoing visual checks during the procedure. The device's unique casing design and a proprietary manufacturing technique result in precise alignment of the uppermost blood port with the top of the fiber bundle, allowing for ease in venting air during the priming procedure.
     The Company believes that perfusionists have a preference for oxygenators that permit easy removal of air during priming and ease of monitoring for the presence of air during the procedure.

          Although competing oxygenators are generally designed to maximize one or more of these key features, the Company believes the performance of the AFFINITY oxygenator to be equal or superior to competing products across a broad range of performance characteristics: gas transfer capability, pressure drop, priming volume and ease of use.

          In February 1997, the Company received regulatory clearance from the FDA to market its AFFINITY oxygenator with TRILLIUM bio-passive surface. By adding the AFFINITY oxygenator with TRILLIUM bio-passive surface, the Company will be able to offer a product option that certain competitors now promote.

          The TRILLIUM bio-passive surface is produced by coating all blood-contact surfaces in the oxygenator with a non-leaching synthetic hydrophilic polymer which contains a small amount of heparin, a widely used anti-coagulant. This surface is designed to minimize activation of blood constituents which otherwise occurs as a result of contact with conventional synthetic surfaces.

          In the heart/lung bypass circuit, the blood reservoir serves as a filtering and storage device. The AFFINITY line offers two blood reservoirs, a hardshell cardiotomy venous reservoir and a venous reservoir bag. Computational fluid dynamics modeling was also used in the development of these reservoirs. The hardshell reservoir can be used as a stand-alone unit or can be integrated with the AFFINITY oxygenator in one unit. The venous reservoir bag maintains simplicity in its design while offering optimum priming ease, efficient air handling and excellent mixing characteristics. By offering these blood reservoirs in the AFFINITY line, the Company is able to configure systems to meet its customers' needs.

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

          The AFFINITY Blood Pump System incorporates a motor and control console, a rotor housing, rotor assembly and a disposable pump chamber. The Company believes that the AFFINITY Blood Pump System offers a number of clinical safety advantages over existing centrifugal or standard roller-type pumps. In particular, the modified roller-type design of the AFFINITY Blood Pump System is designed to (i) prevent significant negative pressure at the inlet, which minimizes the potential for cavitation; (ii) not permit the draining of the venous reservoir and the resulting introduction of air into the bypass circuit; (iii) not create high discharge pressures sufficient to disrupt the tubing connections in the bypass circuit; and (iv) not allow retrograde flow. The Company believes that the AFFINITY Blood Pump System is the first and only available blood pump to combine these safety features with performance comparable to available pumps.

          There can be no assurance that the AFFINITY Blood Pump System will be perceived as superior to currently available blood pumps, that competitors will not introduce future products with superior performance characteristics, or that the AFFINITY Blood Pump System will achieve market acceptance or generate material revenues for the Company at any time in the near future, if at all. See "Important Factors" on page 20.

          In August 1997, the Company received regulatory clearance from the FDA to market the AFFINITY Blood Pump System. By adding the AFFINITY Blood Pump System to its product line, the Company is now able to offer a complete line of proprietary devices comprising the major components of the heart/lung bypass circuit.

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

          In October 1995, the Company received FDA clearance to market its AFFINITY arterial filter. The Company began sales of this product to customers in late 1995, with full worldwide release in the first quarter of 1996. The AFFINITY arterial filter is the final component in the circuit of specialized medical devices used in heart/lung bypass surgery, ensuring that the oxygenated blood is free of air or particulate emboli before re-entering the patient's body. The Company believes that the AFFINITY arterial filter offers low volume priming, high visibility and excellent air handling and hemodynamics. The vast majority of

AFFINITY arterial filter devices are sold as components of its SIGNATURE custom tubing packs. Previously, the Company had sold filters from other manufacturers as part of its custom tubing packs.

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

          MYOTHERM CARDIOPLEGIA DELIVERY SYSTEM. The Company's MYOTHERM cardioplegia delivery system is used to infuse specially formulated solutions, which often include oxygenated blood, directly into the patient's coronary arteries while the heart is stopped during heart/lung bypass surgery. In addition to delivering nutrients to the heart, these solutions are also used to arrest the heart and maintain prescribed temperatures. The Company believes that the MYOTHERM cardioplegia delivery system provides superior levels of heat exchange performance for optimum temperature control during both the cooling and warming phases of heart/lung bypass surgery. The MYOTHERM cardioplegia delivery system also offers adaptability and convenience for varying cardioplegia techniques used by cardiovascular surgeons. The perfusionist is able to specify mixtures of cardioplegia solutions and blood in the MYOTHERM cardioplegia delivery system without changing the pump set-up. The Company released its MYOTHERM cardioplegia delivery system worldwide in October 1991.

          In July 1997, the Company received marketing clearance from the FDA for an improved MYOTHERM cardioplegia delivery system known as the MYOTHERM XP. The MYOTHERM XP offers lower priming volume, better air handling and a new safety valve to prevent an air pressure induced failure of the MYOTHERM XP while retaining all the other advantages of the predecessor MYOTHERM cardioplegia delivery system.

          ONCOURSE CONTINUOUS QUALITY CONTROL IMPROVEMENT SOFTWARE. In addition to the Company's medical device products, the Company introduced its ONCOURSE continuous quality improvement (CQI) manager in December 1995. This Microsoft Windows-based software program is currently offered free of charge to customers who make a major commitment to the Company's products. ONCOURSE CQI Manager guides perfusionists through the necessary steps in establishing a CQI program. In addition, it generates a variety of useful reports for perfusionists, including the annual American Board of Cardiovascular Perfusion clinical activity report and several other specialized reports.

          In March 1997, the Company released ONCOURSE II, an improved version of its original ONCOURSE CQI software. The major improvements for ONCOURSE II include upgraded report generation capabilities, user-defined study parameters, tracking of blood usage during procedures, and a benchmarking utility to compare the host hospital data to aggregate data from other hospitals via online communications. Further improvements and upgrades are planned for 1998. Although the Company markets this product for sale to other customers, the Company does not expect that this product will contribute significantly to its results of operations in the foreseeable future.

RESEARCH AND DEVELOPMENT

          The Company's research and development strategy encompasses: continuing the development of a complete line of products for the heart/lung bypass circuit, ensuring that existing products are enhanced or replaced, based on changing on market conditions and developing products which address new markets and opportunities outside of the heart/lung bypass market and which leverage the Company's core technologies and expertise.

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

          The Company's research and development staff currently consists of 24 full-time engineers, scientists, designers and technicians. Research and development expenses in 1997 were $3,902,000, as compared with $3,651,000 in 1996 and $2,773,000 in 1995. The Company anticipates that 1998 research and development costs will increase approximately 10% over 1997 levels, as the Company moves to expand and improve its proprietary line of disposable medical devices. This forward-looking projection is dependent on the extent and timing of new product development and the impact of the regulatory process in obtaining marketing clearance for new products. The need or desire to modify the Company's existing products could also influence the level of research and development expenses. There can be no assurance, however, that the Company's research and development efforts will result in any commercially successful products.

MARKETING

          The Company markets its products in the United States and internationally, with domestic sales accounting for 59%, 59% and 58% of consolidated net sales in 1997, 1996 and 1995, respectively. The majority of the Company's international sales are in Europe.

          To serve the U.S. market, the Company has developed a sales organization that markets its products directly to cardiovascular surgeons, perfusionists, neonatologists and ECMO specialists. This organization consists of a staff of 18 direct sales employees and is supplemented by seven independent sales representative organizations, all with cardiovascular sales experience. This network is managed by four regional sales managers and a vice president of marketing and sales. At its inception, the Company marketed its products primarily through distributors and independent sales representatives. Since that time, the Company has shifted the composition of its distribution network in the United States to its current direct sales organization. Approximately 93% of the Company's U.S. sales in 1997 occurred through direct sales employees and independent sales representatives. The Company believes that this shift to a larger direct sales force allows better control of the sales process and assists the Company in developing closer relationships with its customers.

          During 1997, the Company terminated agreements with its last remaining United States distributor and its only Canadian distributor. At the time of termination, both distributors had an inventory of the Company's products which subsequently were sold to medical institutions and were not replenished by purchases from the Company. Sales to the territories formerly served by these distributors decreased approximately $1,400,000 in 1997 when compared to 1996. These markets are now being served by the Company's direct sales force. While management believes these revenue declines are temporary and caused by the transition to a direct sales force in these territories, this forward-looking expectation is primarily dependent on the ability of the direct sales personnel to maintain and develop relations and revenue levels at the medical institutions previously served by these distributors.

          Internationally, the Company sells its products through 41 cardiovascular distributors who cover most major foreign markets. The Company's U.K. subsidiary, AVECOR Ltd., is the base of the Company's international marketing efforts, and manufactures, assembles and distributes the Company's products to the majority of the Company's international distribution network. This international distribution network is managed by an international sales director and an export sales manager, both of whom are experienced in marketing heart/lung bypass devices in Europe. The Company's international distribution network is supplemented by seven direct sales employees, three in the U.K., two in France and two in Canada. In October 1995, the Company opened a sales office in France, which is organized as a subsidiary of AVECOR Ltd. Total export sales from the U.S. to unaffiliated entities (primarily to Europe and Asia and payable in U.S. dollars) and sales made by AVECOR Ltd. were $4,952,000 and $14,230,000, respectively for the year ended December 31, 1997; $4,912,000 and $13,111,000, respectively for the year ended December 31, 1996; and $3,480,000 and $10,702,000, respectively, for the year ended December 31, 1995.

          The Company currently has written agreements with 25 of its independent sales representatives and international distributors. These agreements generally impose geographic exclusivity and non-competition obligations on the Company's independent sales representatives and distributors. The Company's sales representative agreements typically include a provision that requires the Company to pay a commission to the sales representative for any sales made directly by the Company to customers within such sales representative's or distributor's territory. Distributor agreements generally do not require the Company to pay commission. The Company may typically terminate these agreements upon breach of the agreement by the distributor or sales representative, including breach of the quota or minimum sales obligations imposed by the agreement, as well as certain extraordinary events.

          The Company's products are primarily sold to hospitals that perform heart/lung bypass procedures. In the United States, the Company believes there are approximately 1,000 hospitals at which heart/lung bypass procedures are performed, while in Europe approximately 400 hospitals perform such procedures. There are approximately 118 hospitals worldwide where ECMO is performed. The Company's products are used by perfusionists, and the Company estimates that there are about 3,000 perfusionists practicing in the United States.

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

          The Company conducts frequent training of its sales force to facilitate response to customer needs. The Company also maintains a 24-hour/day assistance program in order to respond quickly to clinical questions and problems encountered by its customers. The assistance services are provided by a former certified clinical perfusionist employed by the Company and are supplemented by other certified clinical perfusionists employed by the Company as well as a network of perfusionist consultants located across the country.

          No single customer accounted for more than 10% of the Company's 1997 net sales.

COMPETITION

          The cardiovascular device market in which the Company competes is characterized by intense competition. This market is dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the specific heart/lung bypass product market and/or in the general field of medical devices and supplies. Broader product lines give many of the Company's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, health maintenance organizations and other managed-care organizations that increasingly seek to reduce costs through centralization of purchasing functions. In addition, the Company's competitors continue to use price reductions to preserve market share in the oxygenator and other product markets. Therefore, the Company must present competitive product pricing when required to protect or improve its market share in certain key areas. There can be no assurance that the Company's competitors will not use more significant and more prolonged price competition across the Company's product lines in the future.

          During 1995 and 1996, one of the Company's competitors, the Bentley Division of Baxter Healthcare Corporation, purchased three companies which provide contract perfusion services to hospitals. Although the Company believes that it is too early to assess the long-term effect of these acquisitions on the Company's business, sales to contract perfusion groups controlled by one of the Company's competitor decreased $750,000 to $1,100,000 for 1997 from $1,850,000 for 1996. The Company believes that control of contract perfusion groups by its competitors will continue to have a negative impact on the Company's ability to market its products to such groups or to hospitals or other medical providers that contract with competitor-controlled groups for perfusion services, and could have a material adverse effect on the Company's business, financial condition and results of operation. This forward-looking statement is subject to the degree of control exerted by the Company's competitors with respect to purchasing decisions made by controlled groups of perfusionists, the extent of future acquisitions of contract perfusion groups by the Company's competitors, the breadth of the Company's product offerings relative to those competitors controlling contract perfusion groups, and the degree to which the Company's research and development and marketing efforts result in the successful commercialization of products with enhanced or superior performance characteristics.

          The Company's primary competitors within the heart/lung bypass market include COBE Cardiovascular Inc. (a subsidiary of Gambro, Inc.), Medtronic, Inc., the Bentley Division of Baxter Healthcare Corporation, C.R. Bard Inc., Sorin Biomedical, Inc. (a subsidiary of Fiat), Terumo Medical Corporation and SARNS Inc. (a subsidiary of 3M Company).

          The Company believes that the principal competitive factors in the market for heart/lung bypass and long-term respiratory support products are product performance, quality, price, ease of use, technical innovation, cost-effectiveness, field sales support, customer service and breadth of product line. The Company intends to continue to compete on the basis of its high performance products, innovative technologies, cost-effective manufacturing techniques, close customer relations and support and its strategy to increase and enhance, as dictated by market conditions, its offerings of products within the heart/lung bypass circuit and other medical device technologies.

MANUFACTURING

          The Company manufactures oxygenators and other products and assembles custom tubing packs at its U.S. facility located in Minneapolis, Minnesota. The Company also performs certain final manufacturing processes with respect to its oxygenators and blood reservoirs and assembles SIGNATURE custom tubing packs at its Bellshill, Scotland facility.

          The Company's U.K. and U.S. manufacturing facilities have been inspected by the British Standards Institute ("BSI") and, as a result, the Company has received ISO 9001 certification. BSI is also the "Notified Body" that has verified that the Company's quality certification procedures conform with the essential requirements necessary for the Company to prepare a Declaration of Conformity and therefore place the "CE" mark on its products. See "Governmental Regulation" on page 14.

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

          The Company manufactures its oxygenators, blood pump, blood reservoirs and ancillary products from standard raw materials, components and custom manufactured components presently purchased from outside suppliers. The Company intends to continue to purchase these raw materials, components and custom-manufactured components from outside suppliers in the future. While the Company believes that the raw materials, components and custom manufactured components used in the manufacture of its products are readily available from multiple sources, certain of these items are purchased from single sources. Although the Company has qualified, or is in the process of investigating, alternate sources of supply for key components and materials, any significant interruption in supply of these items could have a material adverse effect on the Company's ability to manufacture its products. The Company has not experienced shortages or significant delays in supply of these materials and components from its suppliers.

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

          The Company has gathered the required data for submission to the FDA, and is working with various industry groups and the FDA to seek reclassification of these devices. Although the FDA order requiring the submission of data on blood oxygenators and arterial filters has characterized these devices as having a high potential for down-classification, and the Company believes that the devices will be reclassified, there can be no assurance that these devices will be reclassified. Although the FDA order requesting data on defoamers has characterized these devices as unlikely to be reclassified, and, therefore, likely to require PMA submission, the Company is currently working to seek down-classification. The Company's efforts, in conjunction with those of other manufacturers, are based on the belief that the types of blood reservoirs currently used in heart/lung bypass circuits are significantly different from the defoamers used with older, bubble-type oxygenators, and, based on safety and efficacy data, should be reclassified. While there can be no assurance that these efforts will be successful, the Company believes that the likelihood of reclassification of blood reservoirs is currently greater than indicated in the FDA order. Reclassification data on all of the affected products was submitted to the FDA for review on February 13, 1998. In the event that any of the devices are not reclassified, the Company and its competitors may be required to submit a PMA application. During the gathering and submission of data for any such PMA application and throughout the FDA review of this information, the Company and its competitors would most likely be allowed to continue marketing their products. As discussed above, the PMA application process can be expensive, uncertain and lengthy, and, if required, could have a material adverse effect on the Company's future business, financial condition or results of operations.

          The Company is also subject to regulation in each of the foreign countries in which it sells its products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. The national health or social security organizations of certain of such countries require the Company's products to be qualified before they can be marketed in those countries. The Company relies on its independent distributors and Company regulatory personnel, in countries where the Company has employed direct sales personnel, to comply with the majority of the foreign regulatory requirements. To date, the Company has not experienced significant difficulty in complying with these regulations.

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

          BSI is also the "Notified Body" that has verified that the Company's quality certification procedures conform with the "essential requirements" set forth by the MDD for the class of products produced by the Company. Conformity with these essential requirements enables the Company to prepare a Declaration of Conformity which supports the placement of the "CE" mark on the Company's products. The CE mark enables the Company's products to be marketed, sold and used throughout the European Union (the "EU"), subject to limited "safeguard" powers of member states. Presently, the CE mark is not required to be affixed to the Company's products (or those of its competitors) sold in the EU, but may be affixed during a transition period currently in effect and which began January 1, 1995. This transition period will end in June 1998, when all of the Company's products (and those of its competitors) will be required to comply with the essential requirements in order to be marketed in the EU.

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

          The Company currently holds eight U.S. patents and has three pending U.S. patent applications. In addition, the Company has six pending foreign patent applications. Four of the Company's present U.S. patents cover significant design features of the AFFINITY oxygenator, including the AFFINITY oxygenator's winding mandrel, graduated density fiber bundle and heat exchanger water diverter. The Company's other issued U.S. Patents cover the designs of the AFFINITY venous blood reservoirs and AFFINITY arterial filter. Also, the Company owns a patent relating to the use of its silicone membrane for cell culture applications. The Company has pending U.S. Patent applications relating to additional features of the AFFINITY venous blood reservoir, the AFFINITY arterial filter and its improved MYOTHERM XP cardioplegia heat exchanger. The Company's pending foreign patent applications consist of selected overseas filings addressing the same intellectual property addressed by the Company's issued and pending U.S. Patents.

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

          In March 1997, the Company filed a suit in U.S. District Court for the District of Minnesota, seeking to invalidate a newly issued U.S. patent held by Minntech Corporation ("Minntech"), a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's AFFINITY oxygenator does not infringe the Minntech patent. The Company filed the suit in response to a December 1996 letter from Minntech, alleging that the AFFINITY oxygenator infringes certain claims under Minntech's patent, and requesting discussion regarding a possible license agreement. On October 6, 1997, the Magistrate Judge of the United States District Court vacated a previous order and granted a stay in the proceedings, including the suspension of discovery, pending the outcome of Minntech's request for re-issuance of the aforementioned patent. See "Legal Proceedings" on page 25.

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

          Pursuant to an Asset Purchase Agreement dated June 7, 1991 ("Asset Purchase Agreement"), for approximately $1 million in cash and a $2.5 million note, the Company acquired the business and assets, and assumed certain liabilities, of the Predecessor Business. In addition, under the terms of a Royalty Agreement dated June 7, 1991 ("Royalty Agreement"), the Company is obligated to pay to SCIMED Life Systems, Inc. ("SCIMED") specified royalties based on a percentage of net sales (as defined) of products previously manufactured by the Predecessor Business and future products developed from then-existing technology if the Company achieves certain net sales thresholds with those products. The Royalty Agreement also provides for royalty payments on certain new generations of developed products, if any, which use certain technology embodied in the then-existing models of such products.
In June 1996, the Royalty Agreement expired with respect to products previously manufactured by the Predecessor Business and expires with respect to current products under development at the time of the acquisition and certain new generation products in June 2001. The Company has charged $95,000 in 1996 and $178,000 in 1995 to operations for royalties due under the Royalty Agreement for sales of products previously manufactured by the Predecessor Business. No related royalty amounts accrued in 1997. The Company believes that none of the products in the AFFINITY line nor any of the Company's products currently under development (including the products with the TRILLIUM coating applied) will require royalty payments under the Royalty Agreement.

          In connection with the Asset Purchase Agreement, SCIMED also assigned to the Company ten trademarks (one of which is registered) related to the Company's current line of products previously manufactured by the Predecessor Business.

          The Company entered into a royalty agreement in connection with the Company's acquisition of an exclusive license to market the AFFINITY blood pump. The agreement requires the Company to make payments based on net sales of the pump chamber (the disposable portion of the AFFINITY blood pump system) and net profits of the pump console (the equipment portion of the AFFINITY blood pump system) through August 2002. The term of the agreement may be extended by the Company until the expiration of the last to expire of the patents covered by this agreement or the useful life of the know-how (as defined) licensed, whichever is longer. Under the terms of the agreement, the Company is required to pay minimum royalties each year. The Company incurred royalties of $55,000 for the year ended December 31, 1997 exceeded the minimum royalty related to the first year of the royalty agreement.

          The Company also has use of an exclusive license allowing it to apply its TRILLIUM bio-passive surface to its products. The agreement requires the Company to make quarterly payments based on a percentage of net sales of products utilizing the bio-passive surface. The Company can retain exclusivity of the license if it pays minimum annual royalties. The Company incurred royalties of $35,000 for the year ended December 31, 1997 under this agreement.

EMPLOYEES

          As of December 31, 1997, the Company employed 339 persons full-time including 29 in research and development, 223 in manufacturing, 53 in sales and marketing and 34 in general and administrative functions. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

(D)       FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
          EXPORT SALES.

          Financial information about the Company's foreign and domestic operations and export sales is contained in Note 6 to the Company's Consolidated Financial Statements on page 18 of the Company's 1997 Annual Report and is incorporated herein by reference.

ITEM 1A   IMPORTANT FACTORS.

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to differ materially from those reflected in any forward-looking statements of the Company.

HIGHLY COMPETITIVE INDUSTRY

          The cardiovascular device market in which the Company competes is characterized by intense competition. This market is dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines than the Company within the specific heart/lung bypass product market and/or in the general field of medical devices and supplies, giving these competitors advantages in marketing and pricing their competing products. In addition, the Company's competitors will continue to use price reductions to preserve market share in the oxygenator and other product markets. There can be no assurance that the Company's competitors will not use more significant and more prolonged price competition across the Company's product lines in the future. Although with the addition of the Affinity blood pump the Company now offers a complete line of proprietary devices comprising the major components of the heart/lung bypass circuit, in order to compete more effectively with competitors the Company will continue working toward a more complete line of devices for the heart/lung bypass circuit with superior product performance at a competitive price. Even if the Company is able to develop or is thought to have developed such a line of products, there can be no assurance that the Company will be able to compete effectively.

          During 1995 and 1996, one of the Company's competitors, the Bentley Division of Baxter Healthcare Corporation ("Baxter"), purchased three companies that provide contract perfusion services to hospitals. Although the Company believes that it is too early to assess the long-term effect of these acquisitions on the Company's business, sales to contract perfusion groups controlled by one of the

Company's competitor decreased $750,000 to $1,100,000 for 1997 from $1,850,000 for 1996. The Company believes that control of contract perfusion groups by its competitors will continue to have a negative impact on the Company's ability to market its products to such groups or to hospitals or other medical providers that contract with competitor-controlled groups for perfusion services. These acquisitions, or other acquisitions by the Company's competitors of other companies providing contract perfusion services, could have a material adverse effect on the Company's future business, financial condition and results of operations.

DEPENDENCE ON MARKET ACCEPTANCE

          The Company's products are intended to replace products currently being sold by its competitors. The success of the Company will depend, among other things, on the acceptance by the market of the Company's current products and the products it develops and introduces in the future. The Company believes it has developed and intends to further develop cost-competitive products that provide clinical performance advantages and convenience benefits to achieve more of a competitive advantage. Product development is expensive, and there can be no assurance that the Company's future product development efforts will further result in technologically superior products that can be manufactured at a reasonable cost. In addition, there is no assurance that the market will accept the Company's product offerings as superior to those currently available or that, if accepted as superior, the Company's product offerings will achieve significant sales due to the broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing staffs of the Company's competitors. Also, there can be no assurance that the Company's competitors will not succeed in developing or marketing products that are viewed by the marketplace as providing superior clinical performance or are less expensive as compared to the products currently marketed or to be developed by the Company.

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

          Claims by competitors and other third parties alleging that the Company's products infringe the patent rights of others could have a material adverse effect on the Company. The medical device industry is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In March 1997, the Company filed a lawsuit seeking to invalidate a newly issued U.S. patent held by Minntech Corporation ("Minntech"), a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's AFFINITY oxygenator does not infringe the Minntech patent. The Company filed the suit in response to a December 1996 letter from Minntech, alleging that the AFFINITY oxygenator infringes certain claims under Minntech's patent, and requesting discussion regarding a possible license agreement. The Company's action against Minntech and any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. In addition, if Minntech were successful in bringing an infringement counterclaim against the Company, or if the Company were to be subject to an adverse determination in any other future legal proceeding alleging patent infringement, the Company could become subject to an injunction preventing the manufacture and sale of the infringing products and to monetary damages, or might be forced to seek a license from the party alleging patent infringement in order to continue to manufacture and sell any infringing products, which it might not be able to obtain. The outcome of any such legal action, including the possibility of entering into such a license, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Legal Proceedings" on page 25.

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

DEPENDENCE ON INTERNATIONAL DISTRIBUTOR SALES

          Sales to distributors constitute a significant portion of the Company's business in foreign markets. With the exception of employing direct sales forces in the United Kingdom, France and Canada, all other international markets are served by distributors. The Company is dependent on these distributors to generate revenues from these foreign markets. There can be no assurance that such distributors will devote adequate resources to selling the Company's products. There can also be no assurance that the Company will be able to maintain its relationships with significant distributors, or, in the event of termination of such relationships, that new distributors will be found. The loss of a significant distributor could materially adversely affect the Company's future business, financial condition and results of operations if a new distributor or other suitable sales organization could not be found on a timely basis in the relevant geographic market.

          Changes in international economic conditions, including currency exchange rates, could also have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of the international transactions handled by the Company's distributors are denominated in U.S. dollars. Fluctuations in currency exchange rates may therefore reduce demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold. This situation will also reduce the distributors profitability and may cause the distributor to seek pricing concessions from the Company thus potentially reducing the Company's revenues and gross margins.

GOVERNMENTAL REGULATION

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

          A significant portion of the Company's revenues are dependent upon sales of its products outside the United States through indpeendent distributors. International regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The Company relies on its independent distributors and Company regulatory personnel, in countries where the Company has employed direct sales personnel, to comply with the majority of the foreign regulatory requirements. The inability or failure of independent distributors to comply with the varying regulations or the imposition of new regulations could retrict such distributors' ability to sell the Company's products internationally and thereby adversely effect the Company's future business, financial condition and results of operations.

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

          The Company's United Kingdom manufacturing facility is located at Phoenix Crescent, Strathclyde Business Park, Bellshill, Scotland, U.K. ML43NJ, consisting of approximately 15,000 square feet. The Company leases such space through its AVECOR Ltd. subsidiary pursuant to a lease expiring in 2003. The lease provides for monthly rent of approximately $10,000 (based on current exchange rates) until mid-1998 when the monthly rent is subject to adjustment based upon current Scotland rental market rates. The Company also pays a pro rata share of operating expenses and real estate taxes.

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

ITEM 3.   LEGAL PROCEEDINGS.

          In March 1997, the Company filed suit in U.S. District Court for the District of Minnesota, seeking to invalidate a newly issued U.S. patent held by Minntech Corporation ("Minntech"), a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's AFFINITY oxygenator does not infringe the Minntech patent. The Company filed the suit in response to a December 1996 letter from Minntech, alleging that the AFFINITY oxygenator infringes certain claims under Minntech's patent, and requesting discussion regarding a possible license agreement. The Company reviewed the subject patent and concluded, based on an opinion from its patent counsel, that none of the claims in the patent are infringed by the AFFINITY oxygenator, and that the patent is, in any event, invalid. On October 6, 1997, the Magistrate Judge of the United States District Court vacated a previous order and granted a stay in the proceedings, including the suspension of discovery, pending the outcome of Minntech's request for re-issuance of the aforementioned patent. The expense and effort potentially required to bring this action, as well as the outcome of any counterclaim successfully brought against the Company by Minntech, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The Company's executive officers as of March 13, 1998, are as follows:

NAME                 AGE    TITLE
----                 ---    -----
Anthony Badolato     60     Chairman and Chief Executive Officer

Gregory J. Melsen    45     Vice President-Finance, Treasurer and Chief
Financial Officer

Allan R. Seck        52     Vice President-Marketing  and Sales

William S. Haworth   54     Vice President-Engineering

          ANTHONY BADOLATO. Mr. Badolato is a founder of the Company and has served as a director and Chief Executive Officer of the Company since April 1991. In May 1996, Mr. Badolato was named Chairman of the Company's Board of Directors. From April 1991 through January 1996, Mr. Badolato also served as President of the Company. From January 1989 through September 1990, Mr. Badolato was Vice President - Research and Development and Manufacturing of Bio-Medicus, Inc. ("Bio-Medicus"), a specialty cardiovascular products company. From 1969 to December 1988, Mr. Badolato was employed by Johnson & Johnson, a global health care company. While employed by Johnson & Johnson, Mr. Badolato was employed by the Cardiovascular Division in various research and development and manufacturing positions over a period of 12 years, including Director of Research and Development from 1979 to 1988.

          GREGORY J. MELSEN. Mr. Melsen has served as Vice President-Finance, Treasurer and Chief Financial Officer of the Company since January 1996. From March 1994 through December 1995, Mr. Melsen was Chief Financial Officer of PACE Incorporated ("PACE"), a Minnesota-based environmental testing company that provided services through a national network of laboratories. Mr. Melsen served as a consultant from June 1993 through February 1994. From September 1984 to June 1993, Mr. Melsen was an audit partner with the Minnesota office of Deloitte & Touche. Mr. Melsen is a certified public accountant.

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

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The information under the caption "Common Stock Information" in the Company's 1997 Annual Report is incorporated herein by reference.

          On July 31, 1997, the Company sold 4,500 shares of its Common Stock pursuant to the exercise of underwriter's warrants issued in March 1992 in connection with the Company's initial public offering. All of such shares were sold to an individual formerly associated with the underwriter of that offering, and were sold at a price of $6.60 per share for a total consideration of $29,700. This sale was conducted without a registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(2) and Regulation D.

ITEM 6.   SELECTED FINANCIAL DATA.

          The financial information in the table under the caption "Financial Highlights" in the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Company's Consolidated Financial Statements and related notes thereto and the Report of Independent Accountants in the Company's 1997 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Operating Data" in the Company's 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a)  DIRECTORS OF THE REGISTRANT.

          The information under the captions "Election of Directors - Information About Nominees" and "Election of Directors - Other Information About Nominees" in the Company's 1998 Proxy Statement is incorporated herein by reference.

          (b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information concerning Executive Officers of the Company is included in this Annual Report on Form 10-K under Item 4a, "Executive Officers of the Registrant."

          (c)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information under the captions "Election of Directors - Director Compensation" and "Executive Compensation" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements, Related Notes, and Report of
          Independent Accountants:

          The following items are incorporated herein by reference from the pages indicated in the Company's 1997 Annual Report:

                                                                                  PAGE(S)
                                                                                ---------
                Consolidated Balance Sheets as of December 31, 1997 and 1996 ..       10

                Consolidated Statements of Operations for the years ended
                December 31, 1997, 1996 and 1995 ..............................       11

                Consolidated Statements of Changes in Shareholders' Equity for
                the years ended December 31, 1997, 1996 and 1995 ..............       12

                Consolidated Statements of Cash Flows for the years ended
                December 31, 1997, 1996 and 1995 ..............................       13

                Notes to Consolidated Financial Statements .................... 14 to 19

                Report of Independent Accountants .............................       20

     2.   Financial Statement Schedules:

          The unaudited selected quarterly financial data included under the caption Quarterly Operating Data on page 20 of the Company's 1997 Annual Report is incorporated herein by reference.

          The following financial statement schedule and report of independent accountants thereon are included herein and should be read in conjunction with the financial statements referred to above (page numbers refer to pages in this Annual Report on Form 10-K):

                Report of Independent Accountants on Financial
                Statement Schedule ...........................................        32

               Financial Statement Schedule:


               II - Valuation and Qualifying Accounts ........................        33

          All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     3.   Exhibits:

          The exhibits to this Annual Report on Form 10-K are listed in the
          Exhibit Index on pages E-1 to E-4 of this Report.

          A copy of any of the exhibits listed or referred to above will be furnished at $5.00 per exhibit to any person who was a shareholder of the Company as of March 13, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to AVECOR Cardiovascular Inc., 7611 Northland Drive, Minneapolis, Minnesota 55428, Attention: Chief Financial Officer.


          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to
          Item 14(c):

              A. 1991 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No.0-21330)).

              B. AVECOR Cardiovascular Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-8 (File No.0-21330)).

              C. 1995 Non-Employee Director Option Plan (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No.0-21330)).

              D. Confidentiality Agreement dated November 13, 1991 between the Company and Anthony Badolato (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-45731)).

              E. Confidentiality Agreement dated November 13, 1991 between the Company and Allan R. Seck (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-45731)).

              F. Form of Change in Control Agreement between the Company and each of Anthony Badolato, Gregory J. Melsen, Allan R. Seck and William S. Haworth (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No.0-21330)).

              G. Form of Confidentiality Agreement between the Company and each of Gregory J. Melsen and William S. Haworth (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No.0-21330)).


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

                         REPORT OF INDEPENDENT ACCOUNTANTS
                          ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of AVECOR Cardiovascular Inc.

          Our report on the consolidated financial statements of AVECOR Cardiovascular Inc. has been incorporated by reference in this Form 10-K from the 1997 Annual Report to Shareholders of AVECOR Cardiovascular Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule referred to in Item 14(a)(2) of this Form 10-K.

          In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                       /s/ COOPERS & LYBRAND L.L.P.

                                       COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
March 16, 1998

                              AVECOR CARDIOVASCULAR INC.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        COLUMN A                   COLUMN B               COLUMN C          COLUMN D      COLUMN E
        --------                   ----------     ----------------------    --------      --------
                                   BALANCE AT     CHARGED TO     CHARGED                  BALANCE
                                   BEGINNING      COSTS AND      TO OTHER                  AT END
       DESCRIPTION                 OF PERIOD       EXPENSES      ACCOUNTS   DEDUCTIONS    OF PERIOD
       -----------                 ----------     ----------     --------   ----------    ---------
Allowance for doubtful accounts
    deducted from accounts
    receivable:
For the year ended:
    December 31, 1997              $120,000        $240,000          -      $ 26,000(1)    $334,000
                                   --------        --------      ---------  --------       --------
                                   --------        --------      ---------  --------       --------

    December 31, 1996              $ 93,000        $104,000          -      $ 77,000(1)    $120,000
                                   --------        --------      ---------  --------       --------
                                   --------        --------      ---------  --------       --------

    December 31, 1995              $ 50,000        $ 43,000          -          -          $ 93,000
                                   --------        --------      ---------  --------       --------
                                   --------        --------      ---------  --------       --------

Valuation allowance deducted
    from inventories:
For the year ended:
    December 31, 1997              $100,000        $167,000           -     $140,000(2)    $127,000
                                   --------        --------      ---------  --------       --------
                                   --------        --------      ---------  --------       --------

    December 31, 1996              $ 50,000        $ 50,000           -         -          $100,000
                                   --------        --------      ---------  --------       --------
                                   --------        --------      ---------  --------       --------

    December 31, 1995              $100,000            -              -     $ 50,000(2)    $ 50,000
                                   --------        --------      ---------  --------       --------
                                   --------        --------      ---------  --------       --------

(1)   Deductions from allowance resulting from write-off of bad debts.

(2) Deductions from allowance resulting from disposal of inventories and other deductions to better estimate inventory reserve exposure.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 27, 1998                AVECOR CARDIOVASCULAR INC.

                                       By /s/ ANTHONY BADOLATO
                                          -------------------------------------
                                          Anthony Badolato
                                          CHIEF EXECUTIVE OFFICER

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998 by the following persons on behalf of the registrant and in the capacities indicated.



           SIGNATURE                    TITLE
           ---------                    -----


/s/ ANTHONY BADOLATO                    Director and Chief Executive Officer
--------------------------------        (Principal Executive Officer)
Anthony Badolato


/s/ GREGORY J. MELSEN                   Vice President -- Finance, Treasurer
--------------------------------        and Chief Financial Officer (Principal
Gregory J. Melsen                       Financial and Accounting Officer)


/s/ EDWARD E. STRICKLAND
--------------------------------        Director
Edward E. Strickland


/s/ DAVID W. STASSEN
--------------------------------         Director
David W. Stassen


/s/ J. GORDON WRIGHT
--------------------------------         Director
J. Gordon Wright

                             AVECOR CARDIOVASCULAR INC.

                           EXHIBIT INDEX TO ANNUAL REPORT
                                    ON FORM 10-K
                    For the Fiscal Year Ended December 31, 1997

ITEM NO.                                                       METHOD OF FILING
--------                                                       ----------------
3.1   Second Restated Articles of Incorporation of
      the Company, as amended July 3, 1996 ..................  Incorporated by reference to Exhibit 3.1 to the
                                                               Company's Quarterly Report on Form 10-Q for the
                                                               quarter ended June 30, 1996 (File No. 0-21330).

3.2   Bylaws of the Company, as amended May 3, 1996 .........  Incorporated by reference to Exhibit 3.1 to the
                                                               Company's Quarterly Report on Form 10-Q for the
                                                               quarter ended March 31, 1996 (File No. 0-21330).

4.1   Specimen form of the Company's Common
      Stock Certificate ....................................   Incorporated by reference to Exhibit 4.1 to the
                                                               Company's Quarterly Report on Form 10-Q for the
                                                               quarter ended September 30, 1996 (File No. 0-21330).

4.2   Second Restated Articles of Incorporation of
      the Company, as amended July 3, 1996 .................   See Exhibit 3.1.

4.3   Bylaws of the Company, as amended May 3, 1996 ........   See Exhibit 3.2.

4.4   Certificate of Designation, Preferences and Rights
      of the Company's Series A Junior Preferred Stock .....   Included in Exhibit 3.1

4.5   Rights Agreement dated June 26, 1996 between
      the Company and Norwest Bank Minnesota, N.A.,
      which includes the form of Rights Certificate as
      Exhibit B ............................................   Incorporated by reference to Exhibit 4.1 to the
                                                               Company's Current Report on Form 8-K dated June 26,
                                                               1996 (File No. 0-21330).

4.6   Amendment to Rights Agreement between the
      Company and Norwest Bank Minnesota, N.A., dated
      July 22, 1997 ........................................   Incorporated by reference to Exhibit 4.1 to the
                                                               Company's Quarterly Report on Form 10-Q for the
                                                               quarter ended June 30, 1997 (File No. 0-21330).





10.1  1991 Stock Incentive Plan, as amended ................   Incorporated by reference to Exhibit 10.3 to the
                                                               Company's Annual Report on Form 10-K for the year
                                                               ended December 31, 1996 (File No. 0-21330).

10.2  AVECOR Cardiovascular Inc. Employee Stock
      Purchase Plan ........................................   Incorporated by reference to Exhibit 28.1 to the
                                                               Company's Registration Statement on Form S-8 (File
                                                               No. 33-55184).

10.3  1995 Non-Employee Director
      Option Plan ..........................................   Incorporated by reference to Exhibit 10.5 to the
                                                               Company's Annual Report on Form 10-K for the year
                                                               ended December 31, 1996 (File No. 0-21330).

10.4  Confidentiality Agreement dated November 13, 1991
      between the Company and Anthony  Badolato..............  Incorporated by reference to Exhibit 10.7 to the
                                                               Company's Registration Statement on Form S-1 (File
                                                               No. 33-45731).

10.5  Confidentiality Agreement dated November 13, 1991
      between the Company and Allan Seck ....................  Incorporated by reference to Exhibit 10.10 to the
                                                               Company's Registration Statement on Form S-1 (File
                                                               No. 33-45731).

10.6  Form of Change in Control Agreement between the
      Company and each of Anthony Badolato, Gregory J.
      Melsen, Allan R. Seck and William S. Haworth...........  Incorporated by reference to Exhibit 10.10 to the
                                                               Company's Annual Report on Form 10-K for the year
                                                               ended December 31, 1996 (File No. 0-21330).

10.7  Form of Confidentiality Agreement between
      the Company and each of Gregory J. Melsen and
      William S. Haworth ....................................  Incorporated by reference to Exhibit 10.11 to the
                                                               Company's Annual Report on Form 10-K for the year
                                                               ended December 31, 1996 (File No. 0-21330).

10.8  Missives of Let dated October 4, 7 and 8, 1993
      and Lease Agreement between AVECOR Cardiovascular,
      Ltd. and Euromed Business Park Limited ................  Incorporated by reference to Exhibit 10.17 to the
                                                               Company's Annual Report on Form 10-K for the year
                                                               ended December 31, 1994 (File No. 0-21330).





10.9   Settlement Agreement between Cobe Laboratories Inc.
       and the Company dated June 30, 1996....................  Incorporated by reference to Exhibit 10.1 to the
                                                                Company's Quarterly Report on Form 10-Q for the
                                                                quarter ended June 30, 1996 (File No. 0-21330).

10.10  Cobe Patent License To Avecor between Cobe
       Laboratories Inc. and the Company dated June 30, 1996..  Incorporated by reference to Exhibit 10.2 to the
                                                                Company's Quarterly Report on Form 10-Q for the
                                                                quarter ended June 30, 1996 (File No. 0-21330).

10.11  Avecor Patent License To Cobe between Cobe
       Laboratories Inc. and the Company dated June 30, 1996..  Incorporated by reference to Exhibit 10.3 to the
                                                                Company's Quarterly Report on Form 10-Q for the
                                                                quarter ended June 30, 1996 (File No. 0-21330).

10.12  Loan Agreement dated January 30, 1997 between the
       Company and First Bank National Association............  Incorporated by reference to Exhibit 10.25 to the
                                                                Company's Annual Report on Form 10-K for the year
                                                                ended December 31, 1996 (File No. 0-21330).

10.13  Note dated January 30, 1997 between the Company
       and First Bank National Association....................  Incorporated by reference to Exhibit 10.26 to the
                                                                Company's Annual Report on Form 10-K for the year
                                                                ended December 31, 1996 (File No. 0-21330).

10.14  Mortgage, Security Agreement, Assignment of Leases
       and Rents and Fixture Financing Statement dated
       January 30, 1997 between the Company and First Bank
       National Association...................................  Incorporated by reference to Exhibit 10.27 to the
                                                                Company's Annual Report on Form 10-K for the year
                                                                ended December 31, 1996 (File No. 0-21330).






10.15  Tax Increment Revenue Note dated February 1, 1997
       issued to the Company by the Brooklyn Park Economic
       Development Authority..................................  Incorporated by reference to Exhibit 10.27 to the
                                                                Company's Annual Report on Form 10-K for the year
                                                                ended December 31, 1996 (File No. 0-21330).

10.16  Distribution Agreement dated April 2, 1997 between
       the Company and Cardiovascular Diagnostics, Inc.......   Incorporated by reference to Exhibit 10.1 to the
                                                                Company's Quarterly Report on Form 10-Q for the
                                                                quarter ended March 31, 1997 (File No.0-21330).

10.17  License Agreement dated January 16, 1995 between
       the Company and Michigan Critical Care Consultants,
       Inc. including Amendment dated November 7, 1997........  Filed herewith electronically.*

13.1   Portions of the Company's 1997 Annual Report to
       Shareholders incorporated herein by reference .........  Filed herewith electronically.

21.1   List of Subsidiaries of the Company ...................  Incorporated by reference to Exhibit 21.1 to the
                                                                Company's Annual Report on Form 10-K for the year
                                                                ended December 31, 1995 (File No. 0-21330).

23.1   Consent of Coopers & Lybrand L.L.P.....................  Filed herewith electronically.

27.1   Financial Data Schedule ...............................  Filed herewith electronically.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.