Form 10-Q
period 1998-03-31
AVECOR CARDIOVASCULAR INC
filed 1998-05-14
CIK 883982

                                   UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549

                                     FORM  10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                MARCH 31, 1998
                               ----------------------------------------------

                                         or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------    -----------------------

Commission File Number:                          0-21330
                       ---------------------------------------------------------

                         AVECOR  CARDIOVASCULAR  INC.
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           MINNESOTA                                41-1695729
------------------------------------     ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

         7611 NORTHLAND DRIVE,   MINNEAPOLIS,  MINNESOTA            55428
--------------------------------------------------------------------------------
           (Address of principal executive offices)               (Zip Code)


                                (612) 391-9000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             /X/  Yes    / /  No

     As of May 1, 1998, there were 8,032,266 shares of the registrant's $.01 par value Common Stock outstanding.

                                       INDEX

Part I.      FINANCIAL  INFORMATION                                               Page(s)
                                                                                  -------
     Item 1. Financial Statements

             Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
             and December 31, 1997                                                      3

             Consolidated Statements of Operations for the three months ended
             March 31, 1998 and 1997  (Unaudited)                                       4

             Consolidated Statements of Cash Flows for the three months ended
             March 31, 1998 and 1997  (Unaudited)                                       5

             Notes to Consolidated Financial Statements (Unaudited)                6 -  8

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                 9 - 15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                15

Part II.     OTHER  INFORMATION

     Item 1. Legal Proceedings.                                                        16

     Item 2. Changes in Securities and Use of Proceeds.                                16

     Item 3. Defaults Upon Senior Securities.                                          16

     Item 4. Submission of Matters to a Vote of Security Holders.                      16

     Item 5. Other Information.                                                        16

     Item 6. Exhibits and Reports on Form 8-K.                                         16


SIGNATURES                                                                             17

EXHIBIT  INDEX                                                                         18

PART  I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           AVECOR CARDIOVASCULAR INC.

                          CONSOLIDATED BALANCE SHEETS

                            ----------------------

              ASSETS
                                                                 March 31,     December 31,
                                                                   1998            1997
                                                                -----------    ------------
Current assets:                                                 (Unaudited)
   Cash and cash equivalents                                    $ 3,087,000     $ 1,215,000
   Short-term investments                                         2,967,000       3,727,000
   Accounts receivable, net                                       9,101,000       8,277,000
   Inventories                                                   10,999,000      10,634,000
   Deferred taxes                                                 1,315,000       1,315,000
   Other current assets                                             410,000         330,000
                                                                -----------    ------------
      Total current assets                                       27,879,000      25,498,000
Property, plant and equipment, net                               16,850,000      16,689,000
Other assets                                                        594,000         572,000
                                                                -----------    ------------
      Total assets                                              $45,323,000     $42,759,000
                                                                -----------    ------------
                                                                -----------    ------------

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $3,508,000     $ 1,978,000
   Accrued expenses                                               3,798,000       3,058,000
   Current portion of long-term debt                                258,000         258,000
                                                                -----------    ------------
      Total current liabilities                                   7,564,000       5,294,000

Deferred grant                                                      146,000         153,000
Long-term debt                                                    4,629,000       4,694,000

Shareholders' equity:
   Serial preferred stock, par value $.01 per share;
      authorized 2,000,000 shares; none issued
   Common stock, par value $.01 per share;
      authorized 20,000,000 shares; issued and
      outstanding shares 8,032,000 and 8,021,000
      shares at March 31, 1998 and
      December 31, 1997,  respectively                               80,000          80,000
   Additional paid-in capital                                    30,561,000      30,482,000
   Retained earnings                                              2,156,000       1,936,000
   Cumulative translation adjustments                               187,000         120,000
                                                                -----------    ------------
      Total shareholders' equity                                 32,984,000      32,618,000
                                                                -----------    ------------
      Total liabilities and shareholders' equity                $45,323,000     $42,759,000
                                                                -----------    ------------
                                                                -----------    ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                                AVECOR CARDIOVASCULAR INC.

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                           For the three months ended March 31,
                                           ------------------------------------
                                               1998                    1997
                                           ------------            ------------
Net sales                                   $12,456,000            $12,043,000
Cost of sales                                 7,474,000              7,060,000
                                           ------------            ------------
       Gross profit                           4,982,000              4,983,000

Operating expenses:
   Selling, general and
       administrative                         3,808,000              3,350,000
   Research and development                     831,000              1,102,000
                                           ------------            ------------
       Operating income                         343,000                531,000

   Interest income                               86,000                144,000
   Interest expense                             100,000                 71,000
                                           ------------            ------------
Income before
   income taxes                                 329,000                604,000
Income tax provision                            109,000                217,000
                                           ------------            ------------
        Net income                             $220,000               $387,000
                                           ------------            ------------
                                           ------------            ------------
Earnings per share:
   Basic                                          $0.03                  $0.05
                                           ------------            ------------
                                           ------------            ------------
   Diluted                                        $0.03                  $0.05
                                           ------------            ------------
                                           ------------            ------------

Weighted average shares outstanding:
   Common                                     8,021,000              7,844,000

   Common equivalents:
      Options                                     2,000                134,000
      Warrants                                        -                  2,000
                                           ------------            ------------
   Common and common equivalents              8,023,000              7,980,000
                                           ------------            ------------
                                           ------------            ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                           AVECOR CARDIOVASCULAR INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                                           1998                    1997
                                                                       ----------               -----------
Cash flows from operating activities:
  Net income                                                           $  220,000               $   387,000
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
       Depreciation and amortization                                      559,000                   342,000
       Accretion of discount on investments                               (48,000)                 (106,000)
       Changes in operating assets and liabilities:
          Accounts receivable                                            (764,000)               (1,275,000)
          Inventories                                                    (364,000)                  544,000
          Other current assets                                            (76,000)                  110,000
          Accounts payable                                              1,516,000                  (313,000)
          Accrued expenses                                                722,000                  (299,000)
                                                                       ----------               -----------
             Net cash provided by (used in) operating activities        1,765,000                  (610,000)
                                                                       ----------               -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                              (711,000)               (8,698,000)
  Purchase of investments                                                       -                (7,803,000)
  Proceeds upon sale or maturity of short-term investments                808,000                 4,186,000
  Cash and investments restricted as to use                                     -                 3,450,000
  Increase in other assets                                                (20,000)                  (45,000)
                                                                       ----------               -----------
       Net cash provided by (used in) investing activities                 77,000                (8,910,000)
                                                                       ----------               -----------

Cash flows from financing activities:
  Net proceeds from sales of common stock                                  79,000                    71,000
  Net proceeds from options exercised                                           -                   529,000
  Borrowings on long-term debt                                                  -                 5,167,000
  Principal payments on long-term debt                                    (65,000)                  (21,000)
                                                                       ----------               -----------
       Net cash provided by financing activities                           14,000                 5,746,000
                                                                       ----------               -----------

Effect of exchange rates on cash                                           16,000                   (53,000)
                                                                       ----------               -----------
Net increase (decrease) in cash and cash equivalents                    1,872,000                (3,827,000)

Cash and cash equivalents at beginning of period                        1,215,000                 6,114,000
                                                                       ----------               -----------
Cash and cash equivalents at end of period                             $3,087,000               $ 2,287,000
                                                                       ----------               -----------
                                                                       ----------               -----------
Significant non-cash investing and financing transactions:
  Use of restricted funds for purchase of the U.S. facility                     -               $ 1,000,000
                                                                       ----------               -----------
                                                                       ----------               -----------

The accompanying notes are an integral part of the consolidated financial statements.

                            AVECOR CARDIOVASCULAR INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

                            --------------------------


1.   BASIS OF PRESENTATION

     The consolidated financial statements included in this Form 10-Q have been prepared by AVECOR Cardiovascular Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K as filed with the SEC.

     The consolidated interim financial statements presented herein as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.   INVENTORIES

     Inventories consist of the following:

                                March 31,    December 31,
                                  1998           1997
                              -----------    ------------
                              (Unaudited)

          Raw materials       $ 3,904,000    $ 3,758,000
          Work-in-process       2,386,000      2,189,000
          Finished goods        4,709,000      4,687,000
                              -----------    ------------
                              $10,999,000    $10,634,000
                              -----------    ------------
                              -----------    ------------

4.   INDUSTRY SEGMENT INFORMATION

     The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, the United Kingdom and France. Additionally, the Company distributes its products through foreign independent distributors who then market the products directly to medical institutions. No one independent distributor or other customer accounted for 10% or more of the Company's net sales for the three months ended March 31, 1998 or 1997.

     Total export sales from the U.S. to unaffiliated entities (primarily to Europe and payable in U.S. dollars) were $1,065,000 and $1,188,000 for the three months ended March 31, 1998 and 1997, respectively. Sales to customers located outside of the United States were approximately 39% and 42% of net sales for the three month periods ended March 31, 1998 and 1997, respectively.

     At March 31, 1998 and December 31, 1997, consolidated accounts receivable include $4,694,000 and $4,366,000, respectively, due from customers located outside of the U.S.

5.   NEW ACCOUNTING STANDARD

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income for the Company includes net income and translation which is charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the first quarter ended March 31, 1998 and 1997 and the year ended December 31, 1997 was as follows:

                                           First Quarter Ended       Year Ended
                                                 March 31,           December 31,
                                            1998          1997           1997
                                          --------     ---------     ------------
     Net income                           $220,000     $ 387,000     $1,327,000

     Changes in cumulative translation      67,000      (164,000)      (107,000)
                                          --------     ---------     ------------

     Comprehensive income                 $287,000     $ 223,000     $1,220,000
                                          --------     ---------     ------------
                                          --------     ---------     ------------

6.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information," a new standard of reporting information about operating or business segments in financial statements. The new standard will be effective for the Company's annual financial statements in 1998. Although the Company has not specifically evaluated what impact, if any, this new standard will have on the Company's current reporting of operating and business segments, the Company believes it will continue reporting as one operating and business segment.

7.   PATENT MATTERS

     In March 1997, the Company filed suit in U.S. District Court for the District of Minnesota, seeking to invalidate a newly issued U.S. patent held by a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's Affinity oxygenator does not infringe the competitor's patent. The Company filed suit in response to a December 1996 letter from the competitor, alleging that the Affinity oxygenator infringes certain claims under the competitor's patent, and requesting discussion regarding a possible license agreement. The Company reviewed the subject patent and concluded, based on an opinion from its patent counsel, that none of the claims in the patent are infringed by the Affinity oxygenator, and that the patent is, in any event, invalid. On October 6, 1997, the Magistrate Judge of the U.S. District Court vacated a previous order and granted a stay in the proceedings, including the suspension of discovery, pending the outcome of the competitor's request for re-issuance of the aforementioned patent. The expense and effort potentially required to bring this action, as well as the outcome of any counterclaim successfully brought against the Company by the competitor, could have a material adverse effect on the Company's business, financial condition and results of operations. See Part II, Item 1, "Legal Proceedings".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition for the three month period ended March 31, 1998 compared with the three month period ended March 31, 1997 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

     AVECOR Cardiovascular Inc. (the "Company") develops, manufactures and markets specialty medical devices for heart/lung bypass surgery and long-term respiratory support. The Company was incorporated on December 13, 1990, and in June 1991, acquired the business and assets and assumed certain liabilities of the surgical division of SCIMED Life Systems, Inc. (the "Predecessor Business"). On December 1, 1992, the Company acquired AVECOR Cardiovascular Ltd. (formerly Cardio Med Ltd.) pursuant to which AVECOR Cardiovascular Ltd. became a wholly-owned subsidiary of the Company. AVECOR Cardiovascular Ltd. had formerly been a distributor for the Company in the United Kingdom. In October 1995, the Company opened a sales office in France which is organized as a wholly-owned subsidiary of AVECOR Cardiovascular Ltd.

     The assets acquired by the Company from the Predecessor Business included the Company's line of solid silicone membrane oxygenators. Since that time, the Company has engaged in extensive product development, resulting in the introduction and receipt of regulatory approval from the U.S. Food and Drug Administration (the "FDA") for the following proprietary products:

                          PRODUCT                                APPROVAL DATE
      ------------------------------------------------------------------------
      MYOtherm cardioplegia delivery system. . . . . . . . . .   October 1991
      Signature custom tubing packs. . . . . . . . . . . . . .   July 1993
      Affinity oxygenator. . . . . . . . . . . . . . . . . . .   November 1993
      Affinity blood reservoirs. . . . . . . . . . . . . . . .   July 1994
      Affinity arterial filter . . . . . . . . . . . . . . . .   October 1995
      MYOtherm XP (improved cardioplegia delivery system). . .   July 1997
      Affinity blood pump. . . . . . . . . . . . . . . . . . .   August 1997
      Affinity oxygenator with Trillium bio-passive surface. .   February 1998


RESULTS OF OPERATIONS

NET SALES

     Net sales increased 3% to $12,456,000 for the three months ended March 31, 1998 from $12,043,000 for the three months ended March 31, 1997. This increase was primarily the result of a higher volume of product shipments of the Company's Signature custom tubing pack line and the Myotherm cardioplegia line. These increases were partially offset by decreases in product shipments of the Affinity line and the silicone membrane oxygenator line. Overall, average prices of product shipments declined slightly when compared to the corresponding period in 1997, principally due to competitive pressures.

     Sales from the Signature custom tubing pack and Myotherm cardioplegia lines increased approximately $472,000 and $184,000, respectively. Sales decreases of $192,000 and $159,000 associated with the Affinity line and the silicone membrane oxygenator line, respectively, partially offset these increases.

     During the third quarter of 1997, the Company terminated agreements with its last remaining United States distributor and its only Canadian distributor. These markets are now being served by the Company's direct sales force. Sales in the territories formerly represented by these distributors increased approximately $550,000 in the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. There can be no assurance that revenues in these territories will be maintained, improve or decline.

     Revenues from distributors in the continental European countries and Asia declined approximately $114,000 for the three months ended March 31, 1998 when compared to the corresponding quarter in 1997. During the latter half of 1997 and continuing into the first quarter of 1998, currencies in Europe and Asia have weakened substantially as compared to the U.S. dollar. The Company believes that these types of fluctuations in currency exchange rates reduce demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the product is sold. Given the inherent uncertainty of exchange rates, the Company cannot predict if these exchange rate variances will remain constant, reverse or worsen.

     The aforementioned factors impacted all of the Company's product lines. The revenue declines discussed above were exceeded by revenue growth in the Company's other domestic and foreign markets.

     Sales to customers located outside of the United States were approximately 39% and 42% of net sales for the three month periods ended March 31, 1998 and 1997, respectively.

     The Company has continued to experience decreased sales to contract perfusion groups controlled by certain of its competitors. Sales to contract perfusion groups controlled by one of the Company's competitors decreased $233,000 to $141,000 for the three months ended March 31, 1998 from $364,000 for the three months ended March 31, 1997. The Company believes that control of contract perfusion groups by its competitors will continue to have a negative impact on the Company's ability to market its products to such groups or to hospitals or other medical providers that contract with competitor-controlled groups for perfusion services, and could have a material adverse effect on the Company's business, financial condition and results of operation. This forward-looking statement is subject to the degree of control exerted by the Company's competitors with respect to purchasing decisions made by controlled groups of perfusionists, the extent of future acquisitions of contract perfusion groups by the Company's competitors, the breadth of the Company's product offerings relative to those competitors controlling contract perfusion groups, and the degree to which the Company's research and development and marketing efforts result in the successful commercialization of products with enhanced or superior performance characteristics.

COST OF SALES / GROSS PROFIT

     Gross profit as a percentage of net sales decreased 1.4% to 40.0% for the three months ended March 31, 1998 from 41.4% for the three months ended March 31, 1997. The gross profit percentage for the three month period ended March 31, 1998 was unfavorably impacted by significant increases in sales of the Company's lower-margin Signature custom tubing pack line, and the lower production volumes experienced late in the fourth quarter of 1997 and early in the first quarter of 1998, as well as competitive pricing pressures in the marketplace. The mix of products sold in any period will influence the cost of sales and gross profit for the period.

     Affinity oxygenator product costs continued to improve due to efficiency and material cost improvements, although these improvements were largely offset by an ongoing decrease in average selling prices.

     The Company's future gross profit margin percentages will be influenced by the ongoing pressures of the competitive pricing environment, changes in the sales mix, the required levels of production, new product introductions and the extent of further product cost improvements through increased manufacturing efficiencies and reduced material costs, if any. Given the uncertainty associated with new product introductions, the ultimate realization of any such product cost improvements and the continuing price pressures characteristic of the Company's markets, the Company cannot be certain if its gross profit margin will be maintained, improve or decline.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased 14% to $3,808,000 for the three months ended March 31, 1998 from $3,350,000 for the three months ended March 31, 1997. This increase is primarily attributed to costs associated with the continuing development of a direct sales force in certain of the Company's territories formerly served by distributors and independent sales representatives, marketing costs incurred for the introduction of new products, including the Affinity blood pump, and seasonal trade show costs being more concentrated in the first quarter in 1998. As a percent of sales, selling, general and administrative expenses increased to 30.6% for the three month period ended March 31, 1998 from 27.8% for the three month period ended March 31, 1997.

     Management anticipates that selling, general and administrative expenses for 1998 will be higher than 1997 and will approximate 1997 levels as a percentage of sales. These forward-looking statements will be influenced by revenue increases achieved by the Company, its ability to attract and retain qualified sales personnel as the Company continues to develop its direct sales force, and the timing and extent of promotional activities associated with the Affinity oxygenator with Trillium bio-passive surface, the new oxygen saturation/hemocrit monitor and other new product introductions, if any.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased 25% to $831,000 for the three month period ended March 31, 1998 from $1,102,000 for the three month period ended March 31, 1997. This decreased spending is a result of the transition from the completion or near completion of major projects including the Affinity blood pump, Myotherm XP and the Affinity oxygenator with Trillium bio-passive surface to a new generation of products including the new oxygen saturation/hematocrit monitor.

     The Company anticipates that research and development expenses for 1998 will increase approximately 10% over 1997 levels, as the Company continues to expand and improve its proprietary line of disposable medical devices. This forward-looking projection is dependent upon the extent and timing of new product development and the impact of the regulatory process in obtaining marketing clearance for new products, including the new oxygen saturation/hemacrit device which is expected to be submitted to the FDA in the second quarter of 1998. The need or desire to modify the Company's existing products could also influence the level of research and development expenses. There can be no assurance, however, that the Company's research and development efforts will result in additional regulatory submissions to the FDA as set forth above, if at all, or will result in any commercially successful products. The forward-looking statements regarding anticipated regulatory submissions contained in this paragraph will be impacted by the results of the Company's development efforts, the availability of any required clinical data, any changes in the regulatory scheme for such products, and the Company's assessment of the cost and anticipated benefit of such submissions.

INTEREST INCOME AND EXPENSE

     Interest income decreased to $86,000 for the three months ended March 31, 1998 from $144,000 for the three months ended March 31, 1997. This decrease in interest income is primarily due to the use of cash and cash equivalents and investments for the purchase of manufacturing molds and equipment and additional inventories needed to support the Company's new products and revenue growth. At March 31, 1998, the majority of the Company's cash and cash equivalents were invested with two investment portfolio managers who invested in bank certificates of deposit, U.S. government securities, agency paper, money markets, commercial paper and corporate obligations.

     Interest expense for the three month period ended March 31, 1998 was $100,000 compared to $71,000 for the three month period ended March 31, 1997 and was exclusively due to the mortgage on the Company's new U.S. facility. The closing on the facility purchase occurred in late January 1997.

INCOME TAX PROVISION

     For the three month periods ended March 31, 1998 and 1997, tax provisions of $109,000 and $217,000 were recorded, respectively. The tax provisions recorded correspond to the pretax income for those respective periods. These provisions vary from the statutory U.S. federal corporate rate primarily due to losses incurred by the Company's French subsidiary for which no tax benefit has been recognized because of uncertainty of realization, offset by the generation of research and experimentation credits.

NET INCOME

     Net income was $220,000 or $.03 per share, on a diluted basis, for the three month period ended March 31, 1998 compared to net income of $387,000 or $.05 per share, on a diluted basis, for the three month period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1998, the Company's operating activities provided net cash of $1,765,000 compared to $610,000 used in operating activities for the same period in 1997. The net change of approximately $2,375,000 is primarily the result of increased accounts payable balances principally due to the timing of check runs and increased accrued expenses. These cash provisions were partially offset by uses of cash for the three months ended March 31, 1998, when compared to the three months ended March 31, 1997, for increased inventories, primarily related to supporting the Company's new product lines, and increased accounts receivable balances which is principally related to the Company's increased revenues during the three months ended March 31, 1998.

     Cash expenditures for capital additions totaled $711,000 for the three months ended March 31, 1998 compared to $1,458,000 for three months ended March 31, 1997. These expenditures were primarily related to equipment, molds and tooling necessary to further production, increase production efficiencies, improve quality and reduce raw material costs of the Affinity blood pump, Myotherm XP and the Affinity oxygenator and related blood reservoirs. The 1997 expenditures also include $760,000 of furniture, fixtures and equipment additions for the Company's U.S. facility.

     The Company's capital expenditures for 1998 are expected to be approximately $4,000,000. This estimate includes additional equipment, molds and tooling for the new oxygen saturation/hematocrit device, Affinity blood pump, Myotherm XP, and for furthering production and related efficiencies of the Affinity oxygenator line.

     The Company believes that its existing cash and cash equivalents and investments as well as anticipated cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

     The foregoing forward-looking statements relating to the amount of capital expenditures and ultimate cash usage are dependent on the progress of the Company's product development efforts, the timing of the receipt of FDA marketing clearances for any future products, any inventory growth related to changes in sales levels and the investment made in opportunities to further existing products' production and related efficiencies, quality and cost improvements.

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

YEAR 2000 ISSUES

     Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-call "Year 2000" problem or "millennium bug" is the inability of computer software or hardware to recognize or properly process dates ending in "00." As the year 2000 approaches, significant attention is being focused on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result.

     The Company has reviewed its internal information systems and believes that the costs and effort to address the Year 2000 problem will not be material to its business, financial condition or results of operations, and, to the extent necessary, may be resolved through replacement and upgrades to the software it licenses from third parties. The Company has also reviewed its OnCourse software product, the software embedded in its Affinity blood pump console and the software for its saturation/hematocrit monitor under development and believes them to be Year 2000 compliant. However, the Year 2000 problem may also adversely impact the Company by affecting the business and operations of parties with which the Company transacts business. The Company has not initiated any formal communication with such parties regarding the Year 2000 problem, and is unable to determine the likelihood or potential impact of any such event. There can be no assurance that the Company will be able to effectively address Year 2000 issues internally in a cost-efficient manner and without interruption to its business, or that Year 2000 difficulties encountered by its suppliers, customers or other parties will not have a material impact on the Company's business, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information," a new standard of reporting information about operating or business segments in financial statements. The new standard will be effective for the Company's annual financial statements in 1998. Although the Company has not specifically evaluated what impact, if any, this new standard will have on the Company's current reporting of operating and business segments, the Company believes it will continue reporting as one operating and business segment.

CERTAIN IMPORTANT FACTORS

     Except for the historical financial information contained herein, this Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue," the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the progress of product development and clinical studies, the timing of and ability to obtain regulatory approvals, the extent to which the Company's products gain market acceptance, the introduction of competitive products by others, the pricing related to competitive products, litigation regarding patent and other intellectual property rights, the availability of third-party reimbursement and other factors. Additional information regarding these factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the heading "Important Factors".

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II.    OTHER  INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          During the quarter ended March 31, 1998, there were no material developments in the Company's suit seeking to invalidate a newly issued U.S. patent held by a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's Affinity oxygenator does not infringe the competitor's patent. Further information regarding the suit was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

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


                                   AVECOR  CARDIOVASCULAR  INC.


         March 12, 1998            By /s/ Anthony Badolato
---------------------------        -----------------------------------------
          Date                     Anthony Badolato
                                   Chief Executive Officer


         March 12, 1998            By /s/ Gregory J. Melsen
---------------------------        -----------------------------------------
          Date                     Gregory J. Melsen
                                   Vice President-Finance, Treasurer and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                             AVECOR CARDIOVASCULAR INC.

                         EXHIBIT INDEX TO QUARTERLY REPORT
                                    ON FORM 10-Q
                        For the Quarter Ended March 31, 1998


Item No.       Description                   Method of Filing
--------       -----------                   ----------------
27.1      Financial Data Schedule       Filed herewith electronically
