Form 10-Q
period 1998-06-30
AVECOR CARDIOVASCULAR INC
filed 1998-08-13
CIK 883982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 1998
                                -----------------------------------------------

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------       --------------------

Commission File Number:                  0-21330
                        -------------------------------------------------------

                           AVECOR CARDIOVASCULAR INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

               MINNESOTA                              41-1695729
-------------------------------------     -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

   7611 NORTHLAND DRIVE, MINNEAPOLIS, MINNESOTA                 55428
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

                                                      [ X ]  Yes    [   ]  No

         As of August 3, 1998, there were 8,044,475 shares of the registrant's $.01 par value Common Stock outstanding.

                                      INDEX


Part I.           FINANCIAL  INFORMATION                                                    Page(s)
                                                                                            -------

      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
                  and December 31, 1997                                                              3

                  Consolidated Statements of Operations for the three and six months
                  ended June 30, 1998 and 1997  (Unaudited)                                          4

                  Consolidated Statements of Cash Flows for six months ended
                  June 30, 1998 and 1997  (Unaudited)                                                5

                  Notes to Consolidated Financial Statements  (Unaudited)                      6  -  8

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        9  -  16

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                         16

Part II.          OTHER  INFORMATION

      Item 1.     Legal Proceedings.                                                                 17

      Item 2.     Changes in Securities and Use of Proceeds.                                         17

      Item 3.     Defaults Upon Senior Securities.                                                   17

      Item 4.     Submission of Matters to a Vote of Security Holders.                        17  -  18

      Item 5.     Other Information.                                                          18  -  19

      Item 6.     Exhibits and Reports on Form 8-K.                                                  19


SIGNATURES                                                                                           20

EXHIBIT  INDEX                                                                                       21


PART  I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           AVECOR CARDIOVASCULAR INC.

                           CONSOLIDATED BALANCE SHEETS
                            ------------------------


              ASSETS                                              June 30,                   December 31,
                                                                    1998                         1997
                                                             --------------------         -------------------
                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                          $3,837,000                  $1,215,000
   Short-term investments                                              1,966,000                   3,727,000
   Accounts receivable, net                                            9,443,000                   8,277,000
   Inventories                                                        10,837,000                  10,634,000
   Deferred taxes                                                      1,315,000                   1,315,000
   Other current assets                                                  412,000                     330,000
                                                             --------------------         -------------------
      Total current assets                                            27,810,000                  25,498,000

Property, plant and equipment, net                                    17,658,000                  16,689,000
Other assets                                                             581,000                     572,000
                                                             --------------------         -------------------

      Total assets                                                   $46,049,000                 $42,759,000
                                                             --------------------         -------------------
                                                             --------------------         -------------------

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $3,845,000                  $1,978,000
   Accrued expenses                                                    3,733,000                   3,058,000
   Current portion of long-term debt                                     258,000                     258,000
                                                             --------------------         -------------------
      Total current liabilities                                        7,836,000                   5,294,000

Deferred grant                                                           136,000                     153,000
Long-term debt                                                         4,632,000                   4,694,000

Shareholders' equity:
   Serial preferred stock, par value $.01 per share;
      authorized 2,000,000 shares; none
      issued
   Common stock, par value $.01 per
      share; authorized 20,000,000 shares;
      issued and outstanding shares 8,042,000
      and 8,021,000 shares at June 30, 1998 and
      December 31, 1997, respectively                                     80,000                      80,000
   Additional paid-in capital                                         30,622,000                  30,482,000
   Retained earnings                                                   2,566,000                   1,936,000
   Cumulative translation adjustments                                    177,000                     120,000
                                                             --------------------         -------------------
      Total shareholders' equity                                      33,445,000                  32,618,000
                                                             --------------------         -------------------

      Total liabilities and shareholders' equity                     $46,049,000                 $42,759,000
                                                             --------------------         -------------------
                                                             --------------------         -------------------

         The accompanying notes are an integral part of the consolidated financial statements.

                           AVECOR CARDIOVASCULAR INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                         Three months ended                          Six months ended
                                                             June 30,                                    June 30,
                                              ---------------------------------------    --------------------------------------
                                                    1998                  1997                 1998                  1997
                                              ------------------   ------------------    ------------------   -----------------

Net sales                                           $13,565,000          $11,961,000           $26,021,000         $24,004,000
Cost of sales                                         7,963,000            6,900,000            15,437,000          13,960,000
                                              ------------------   ------------------    ------------------   -----------------

       Gross profit                                   5,602,000            5,061,000            10,584,000          10,044,000

Operating expenses:
   Selling, general and
       administrative                                 4,075,000            3,482,000             7,883,000           6,832,000
   Research and development                             895,000              974,000             1,726,000           2,076,000
                                              ------------------   ------------------    ------------------   -----------------

       Operating income                                 632,000              605,000               975,000           1,136,000

   Interest income                                       78,000              129,000               164,000             273,000
   Interest expense                                     (99,000)            (105,000)             (199,000)           (176,000)
                                              ------------------   ------------------    ------------------   -----------------

Income before income taxes                              611,000              629,000               940,000           1,233,000
Income tax provision                                    201,000              226,000               310,000             443,000
                                              ------------------   ------------------    ------------------   -----------------

        Net income                                     $410,000             $403,000              $630,000            $790,000
                                              ------------------   ------------------    ------------------   -----------------
                                              ------------------   ------------------    ------------------   -----------------

Earnings per share:
   Basic                                                  $0.05                $0.05                 $0.08               $0.10
                                              ------------------   ------------------    ------------------   -----------------
                                              ------------------   ------------------    ------------------   -----------------

   Diluted                                                $0.05                $0.05                 $0.08               $0.10
                                              ------------------   ------------------    ------------------   -----------------
                                              ------------------   ------------------    ------------------   -----------------

Weighted average common shares
   outstanding                                        8,032,000            7,914,000             8,027,000           7,880,000

   Common equivalents:
      Options                                             2,000               63,000                 2,000              97,000
      Warrants                                                -                2,000                     -               2,000
                                              ------------------   ------------------    ------------------   -----------------

Weighted average common and
   common equivalents                                 8,034,000            7,979,000             8,029,000           7,979,000
                                              ------------------   ------------------    ------------------   -----------------
                                              ------------------   ------------------    ------------------   -----------------


  The accompanying notes are an integral part of the consolidated financial statements.

                           AVECOR CARDIOVASCULAR INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the six months ended June 30,
                                                                            ------------------------------------------------
                                                                                   1998                         1997
                                                                            -------------------          -------------------

Cash flows from operating activities:
      Net income                                                                      $630,000                     $790,000
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                              1,191,000                      737,000
          Accretion of discount on investments                                         (83,000)                    (170,000)
          Changes in operating assets and liabilities:
               Accounts receivable                                                  (1,118,000)                  (1,524,000)
               Inventories                                                            (197,000)                    (782,000)
               Other current assets                                                    (80,000)                     277,000
               Accounts payable                                                      1,845,000                      758,000
               Accrued expenses                                                        660,000                      393,000
                                                                            -------------------          -------------------
                   Net cash provided by operating activities                         2,848,000                      479,000
                                                                            -------------------          -------------------

Cash flows from investing activities:
      Purchase of property, plant and equipment                                     (2,090,000)                  (9,911,000)
      Purchase of investments                                                                -                   (8,768,000)
      Proceeds upon sale or maturity of short-term investments                       1,844,000                    5,140,000
      Cash and investments restricted as to use                                              -                    3,450,000
      Increase in other assets                                                         (11,000)                    (154,000)
                                                                            -------------------          -------------------
          Net cash used in investing activities                                       (257,000)                 (10,243,000)
                                                                            -------------------          -------------------

Cash flows from financing activities:
      Net proceeds from sales of common stock                                          140,000                      130,000
      Net proceeds from options exercised                                                    -                      582,000
      Borrowings on long-term debt                                                           -                    5,167,000
      Principal payments on long-term debt                                            (129,000)                     (86,000)
                                                                            -------------------          -------------------
          Net cash provided by financing activities                                     11,000                    5,793,000
                                                                            -------------------          -------------------

Effect of exchange rates on cash                                                        20,000                      (35,000)
                                                                            -------------------          -------------------

Net increase (decrease) in cash and cash equivalents                                 2,622,000                   (4,006,000)

Cash and cash equivalents at beginning of period                                     1,215,000                    6,114,000
                                                                            -------------------          -------------------

Cash and cash equivalents at end of period                                          $3,837,000                   $2,108,000
                                                                            -------------------          -------------------
                                                                            -------------------          -------------------

Significant non-cash investing and financing transactions:
      Acquistion of equipment through capital leases                                   $67,000                            -
                                                                            -------------------          -------------------
                                                                            -------------------          -------------------

      Use of restricted funds for purchase of the U.S. facility                              -                   $1,000,000
                                                                            -------------------          -------------------
                                                                            -------------------          -------------------

     The accompanying notes are an integral part of the consolidated financial statements.

                           AVECOR CARDIOVASCULAR INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                              --------------------

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

     The consolidated interim financial statements presented herein as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.   INVENTORIES

     Inventories consist of the following:

                                                      June 30,                   December 31,
                                                       1998                         1997
                                                --------------------         --------------------
                                                    (Unaudited)
            Raw materials                                $3,735,000                   $3,758,000
            Work-in-process                               2,121,000                    2,189,000
            Finished goods                                4,981,000                    4,687,000
                                                --------------------         --------------------

                                                        $10,837,000                  $10,634,000
                                                --------------------         --------------------
                                                --------------------         --------------------


4.   INDUSTRY SEGMENT INFORMATION

     The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, the United Kingdom and France. Additionally, the Company distributes its products through foreign independent distributors who then market the products directly to medical institutions. No one independent distributor or other customer accounted for 10% or more of the Company's net sales for the six months ended June 30, 1998 or 1997.

     Total export sales from the U.S. to unaffiliated entities (primarily to Europe and payable in U.S. dollars) were $1,960,000 and $3,338,000 for the three and six month periods ended June 30, 1998, respectively, compared to $1,248,000 and $2,563,000 for the three and six month periods ended June 30, 1997, respectively. Sales to customers located outside of the United States were approximately 41% and 40% of net sales for the three and six month periods ended June 30, 1998, respectively, compared to 41% for the three and six month periods ended June 30, 1997.

     At June 30, 1998 and December 31, 1997, consolidated accounts receivable included $4,943,000 and $4,366,000, respectively, due from customers located outside of the U.S.

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

5.   COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income for the Company includes net income and foreign currency translation which is charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three and six months ended June 30, 1998 and 1997 and the year ended December 31, 1997, was as follows:


                                   Three Months Ended                  Six Months Ended,              Year Ended
                                        June 30,                           June 30,                  December 31,
                                  1998             1997              1998             1997               1997
                              -------------     ------------     -------------    -------------    ------------------
Net income                      $410,000          $403,000         $630,000         $790,000           $1,327,000

Changes in cumulative
  translation                     (9,000)           74,000           58,000          (90,000)            (107,000)
                              -------------     ------------     -------------    -------------    ------------------

Comprehensive income            $401,000          $477,000         $688,000         $700,000           $1,220,000
                              -------------     ------------     -------------    -------------    ------------------
                              -------------     ------------     -------------    -------------    ------------------



6.   PATENT MATTERS

     In March 1997, the Company filed suit in U.S. District Court for the District of Minnesota, seeking to invalidate a newly issued U.S. patent held by a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's Affinity oxygenator does not infringe the competitor's patent. The Company filed suit in response to a December 1996 letter from the competitor, alleging that the Affinity oxygenator infringes certain claims under the competitor's patent, and requesting discussion regarding a possible license agreement. The Company reviewed the subject patent and concluded, based on an opinion from its patent counsel, that none of the claims in the patent are infringed by the Affinity oxygenator, and that the patent is, in any event, invalid. On October 6, 1997, the Magistrate Judge of the U.S. District Court vacated a previous order and granted a stay in the proceedings, including the suspension of discovery, pending the outcome of the competitor's request for re-issuance of the aforementioned patent. The expense and effort potentially required to bring this action, as well as the outcome of any counterclaim successfully brought against the Company by the competitor, could have a material adverse effect on the Company's business, financial condition and results of operations. See Part II, Item 1, "Legal Proceedings."

7.   ACQUISITION OF THE COMPANY

     On July 12, 1998, Medtronic, Inc. ("Medtronic") and the Company entered into an agreement under which Medtronic will acquire the Company in a transaction valued at approximately $91 million. The transaction calls for the Company's shareholders to receive $11.125 in Medtronic stock for each share of the Company's stock they hold at the transaction close date. In addition to shareholder approval, the transaction is subject to customary conditions including Hart-Scott-Rodino clearance. The companies expect completion of the transaction in late 1998. See Part II, Item 5, "Other Information."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition for the three and six month periods ended June 30, 1998 compared with the three and six month periods ended June 30, 1997 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

     AVECOR Cardiovascular Inc. (the "Company") develops, manufactures and markets specialty medical devices for heart/lung bypass surgery and long-term respiratory support. The Company was incorporated on December 13, 1990, and in June 1991, acquired the business and assets and assumed certain liabilities of the surgical division of SCIMED Life Systems, Inc. (the "Predecessor Business"). On December 1, 1992, the Company acquired AVECOR Cardiovascular Ltd. (formerly Cardio Med Ltd.), which previously had been a distributor for the Company in the United Kingdom. In October 1995, the Company opened a sales office in France which is organized as a wholly-owned subsidiary of AVECOR Cardiovascular Ltd.

     The assets acquired by the Company from the Predecessor Business included the Company's line of solid silicone membrane oxygenators. Since that time, the Company has engaged in extensive product development, resulting in the introduction and receipt of regulatory approval from the U.S. Food and Drug Administration (the "FDA") for the following proprietary products:

                                        PRODUCT                                 APPROVAL DATE
     ---------------------------------------------------------------------- ---------------------
     MYOtherm cardioplegia delivery system................................  October 1991

     Signature custom tubing packs........................................  July 1993

     Affinity oxygenator..................................................  November 1993

     Affinity blood reservoirs............................................  July 1994

     Affinity arterial filter.............................................  October 1995

     MYOtherm XP (improved cardioplegia delivery system)..................  July 1997

     Affinity blood pump..................................................  August 1997

     Affinity oxygenator with Trillium bio-passive surface................  February 1998


ACQUISITION OF THE COMPANY

     On July 12, 1998, Medtronic, Inc. ("Medtronic") and the Company entered into an agreement under which Medtronic will acquire the Company in a transaction valued at approximately $91 million. The transaction calls for the Company's shareholders to receive $11.125 in Medtronic stock for each share of the Company's stock they hold at the transaction close date. In addition to shareholder approval, the transaction is subject to customary conditions including Hart-Scott-Rodino clearance. The companies expect completion of the transaction in late 1998.

RESULTS OF OPERATIONS

NET SALES

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

     Net sales increased 13% to $13,565,000 for the three months ended June 30, 1998 from $11,961,000 for the three months ended June 30, 1997. This increase was primarily the result of a higher volume of product shipments of the Company's Affinity line, Signature custom tubing pack line and the silicone membrane oxygenator line. Sales growth in the Affinity line was positively influenced by revenues from the Affinity blood pump. U.S. marketing approval for the blood pump was received from the FDA in August 1997. Overall, average prices of product shipments declined slightly when compared to the corresponding period in 1997, principally due to competitive pressures.

     Sales from the Affinity, Signature custom tubing pack and silicone membrane oxygenator lines increased approximately $974,000 (14.5%), $319,000 (12.7%) and $234,000 (13.6%), respectively, during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

     During the third quarter of 1997, the Company terminated agreements with its last remaining United States distributor and its only Canadian distributor. These markets are now being served by the Company's direct sales force. Sales in the territories formerly represented by these distributors increased approximately $650,000 in the three month period ended June 30, 1998 as compared to the corresponding period in 1997. The Company cannot be certain whether revenues in these territories will be maintained, improve or decline.

     Sales to customers located outside of the United States were approximately 41% of net sales for each of the three month periods ended June 30, 1998 and 1997.

     The Company has continued to experience decreased sales to contract perfusion groups controlled by certain of its competitors. Sales to contract perfusion groups controlled by one of the Company's competitors decreased $235,000 to $117,000 for the three months ended June 30, 1998 from $352,000 for the three months ended June 30, 1997. The Company believes that control of contract perfusion groups by its competitors will continue to have a negative impact on the Company's ability to market its products to such groups or to hospitals or other medical providers that contract with competitor-controlled groups for perfusion services, and could have a material adverse effect on the Company's business, financial condition and results of operation. This forward-looking statement is subject to the degree of control exerted by the Company's competitors with respect to purchasing decisions made by controlled groups of perfusionists, the extent of future acquisitions of contract perfusion groups by the Company's competitors, the breadth of the Company's product offerings relative to those competitors controlling contract perfusion groups, and the degree to which the Company's research and development and marketing efforts result in the successful commercialization of products with enhanced or superior performance characteristics.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     Net sales increased 8% to $26,021,000 for the six months ended June 30, 1998 from $24,004,000 for the six months ended June 30, 1997. This increase was primarily the result of a higher volume of product shipments of the Company's Signature custom tubing pack line, Affinity line and the Myotherm cardioplegia line. The Company received FDA marketing approval for a new Affinity blood pump in August 1997 and the Myotherm XP cardioplegia delivery system in July 1997. These products positively influenced the comparative sales growth. Overall, average prices of product shipments declined slightly when compared to the corresponding period in 1997, principally due to competitive pressures.

     Sales from the Signature custom tubing pack, Affinity and Myotherm cardioplegia lines increased approximately $789,000 (16.5%), $784,000 (5.8%) and $269,000 (13.8%), respectively, during the six months ended June 30, 1998 as compared to the corresponding period in 1997.

     As noted above, the Company terminated agreements with its last remaining United States distributor and its only Canadian distributor during the third quarter of 1997 and these markets are now being served by the Company's direct sales force. Sales in the territories formerly represented by these distributors increased approximately $1,200,000 in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The Company cannot be certain whether revenues in these territories will be maintained, improve or decline.

     Sales to customers located outside of the United States were approximately 40% and 41% of net sales for the six month periods ended June 30, 1998 and 1997, respectively.

     Sales to contract perfusion groups controlled by one of the Company's competitors decreased $458,000 to $258,000 for the six months ended June 30, 1998 from $716,000 for the six months ended June 30, 1997.

COST OF SALES / GROSS PROFIT

     Gross profit as a percentage of net sales decreased 1.0% to 41.3% for the three months ended June 30, 1998 from 42.3% for the three months ended June 30, 1997. Similarly, gross profit as a percentage of net sales decreased 1.1% to 40.7% for the six months ended June 30, 1998 from 41.8% for the six months ended June 30, 1997. The gross profit percentage for the three and six month periods ended June 30, 1998 was unfavorably impacted by significant increases in sales of the Company's lower-margin Signature custom tubing pack line as well as competitive pricing pressures in the marketplace. Gross margins during the six month period ended June 30, 1998 were also negatively impacted by the lower production volumes experienced late in the fourth quarter of 1997 which continued into the first quarter of 1998. The mix of products sold in any period will influence the cost of sales and gross profit for the period.

     Affinity oxygenator product costs continued to decline due to efficiency and material cost improvements, although these improvements were largely offset by an ongoing decrease in average selling prices.

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

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased 17% to $4,075,000 for the three months ended June 30, 1998 from $3,482,000 for the three months ended June 30, 1997. Selling, general and administrative expenses increased 15% to $7,883,000 for the six months ended June 30, 1998 from $6,832,000 for the six months ended June 30, 1997. These increases are primarily attributed to costs associated with the continuing development of a direct sales force in certain of the Company's territories formerly served by distributors and independent sales representatives, marketing costs incurred for the introduction of new products, including the Affinity blood pump, and increased seasonal trade show costs. Various costs associated with the acquisition of the Company also contributed to the incremental increase in selling, general and administrative expenses during the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997. As a percent of sales, selling, general and administrative expenses increased to 30.0% and 30.3% for the three and six month periods ended June 30, 1998, respectively, from 29.1% and 28.5% for the three and six month periods ended June 30, 1997, respectively.

     Without considering the impact of the acquisition of the Company, management anticipates that selling, general and administrative expenses for 1998 will be higher than 1997 and will approximate 1997 levels as a percentage of sales. These forward-looking statements will be influenced by revenue increases achieved by the Company, its ability to attract and retain qualified sales personnel as the Company continues to develop its direct sales force, and the timing and extent of promotional activities associated with the Affinity oxygenator with Trillium bio-passive surface, the new oxygen saturation/hemocrit monitor and other new product introductions, if any.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased 8% to $895,000 from $974,000 for the three month period ended June 30, 1998 and decreased 17% to $1,726,000 from $2,076,000 for the six month periods ended June 30, 1997. This decreased spending is a result of the transition from the completion or near completion of major projects including the Affinity blood pump, Myotherm XP and the Affinity oxygenator with Trillium bio-passive surface to a new generation of products including the new oxygen saturation/hematocrit monitor.

     Without considering the impact of the acquisition of the Company, management anticipates that research and development expenses for 1998 will approximate 1997 levels, as the Company continues to expand and improve its proprietary line of disposable medical devices. This forward-looking projection is dependent upon the extent and timing of new product development and the impact of the regulatory process in obtaining marketing clearance for new products, including the new oxygen saturation/hematocrit device which was submitted for approval to the FDA near the end of the second quarter of 1998, and the extent of expenses related to research studies commenced in an attempt to prove the clinical efficacy and, thus, market advantage of the Trillium coating. The need or desire to modify the Company's existing products could also influence the level of research and development expenses. There can be no assurance, however, that the Company's research and development efforts will result in any additional regulatory submissions to the FDA or will result in any commercially successful products. The forward-looking statements regarding anticipated regulatory submissions contained in this paragraph will be impacted by the results of the Company's development efforts, the availability of any required clinical data, any changes in the regulatory scheme for such products, and the Company's assessment of the cost and anticipated benefit of such submissions.

INTEREST INCOME AND EXPENSE

     Interest income decreased to $78,000 for the three months ended June 30, 1998 from $129,000 for the three months ended June 30, 1997. Similarly, interest income decreased to $164,000 for the six months ended June 30, 1998 from $273,000 for the six months ended June 30, 1997. This decrease in interest income is primarily due to the use of cash and cash equivalents and investments for the purchase of manufacturing molds and equipment and additional inventories needed to support the Company's new products and revenue growth. At June 30, 1998, the majority of the Company's cash and cash equivalents were invested with two investment portfolio managers who invested in bank certificates of deposit, U.S. government securities, agency paper, money markets, commercial paper and corporate obligations.

     Interest expense for the three and six month periods ended June 30, 1998 was $99,000 and $199,000, respectively, compared to $105,000 and $176,000 for the three and six month periods ended June 30, 1997, respectively. The interest expense was exclusively due to the mortgage on the Company's U.S. facility. The closing on the facility purchase occurred in late January 1997.

INCOME TAX PROVISION

     For the three and six month periods ended June 30, 1998 tax provisions of $201,000 and $310,000 were recorded compared to tax provisions of $226,000 and $443,000 for three and six month periods ended June 30, 1997. The tax provisions recorded correspond to the pretax income for those respective periods. These provisions vary from the statutory U.S. federal corporate rate primarily due to losses incurred by the Company's French subsidiary for which no tax benefit has been recognized because of uncertainty of realization, partially offset by the generation of research and experimentation credits.

NET INCOME

     Net income was $410,000 or $.05 per share, on a diluted basis, and $630,000 or $.08 per share, on a diluted basis, for the three and six month periods ended June 30, 1998, respectively, compared to $403,000 or $.05 per share, on a diluted basis, and $790,000 or $.10 per share, on a diluted basis, for the three and six month periods ended June 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1998, the Company's operating activities provided net cash of $2,848,000 compared to $479,000 provided by operating activities for the same period in 1997. Net income after adjustments for depreciation and amortization was $294,000 greater in the six months ended June 30, 1998 as compared to the same period in 1997. The net change of approximately $2,369,000 is primarily the result of increased accounts payable balances principally due to the timing of check runs and increased accrued expenses, and smaller increases in inventories and accounts receivable when compared to the six months ended June 30, 1997. These net sources of cash were partially offset by the use of cash for increased other current assets during the six months ended June 30, 1998.

     Cash expenditures for capital additions totaled $2,090,000 for the six months ended June 30, 1998 compared to $1,911,000 for six months ended June 30, 1997 when excluding the 1997 cash expenditures for the Company's U.S. facility and related furniture, fixtures and equipment. These expenditures were primarily related to equipment, molds and tooling necessary to further production, increase production efficiencies, improve quality and reduce raw material costs of the Affinity blood pump, Myotherm XP and the Affinity oxygenator and related blood reservoirs. The investment in equipment for the six months ended June 30, 1998 includes $300,000 related to the Affinity blood pump. This pump equipment is placed with customers in exchange for a long-term commitment to purchase disposable products from the Company.

     Without considering the impact of the acquisition of the Company, management anticipates capital expenditures for 1998 will be approximately $4,000,000. This estimate includes additional equipment, molds and tooling for the new oxygen saturation/hematocrit device, Affinity blood pump, Myotherm XP, and for furthering production and related efficiencies of the Affinity oxygenator line.

     The Company believes that its existing cash and cash equivalents and investments as well as anticipated cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

     The foregoing forward-looking statements relating to the amount of capital expenditures and ultimate cash usage are dependent on the progress of the Company's product development efforts, the outcome of certain patent matters (see Note 6), the timing of the receipt of FDA marketing clearances for any future products and the investment made in opportunities to further existing products' production related to production efficiencies and quality, and reduced cost.

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

YEAR 2000 ISSUES

     Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "Year 2000" problem or "millennium bug" is the inability of computer software or hardware to recognize or properly process dates ending in or after "00." As the year 2000 approaches, significant attention is being focused on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result.

     The Company has reviewed its internal information systems and believes that the costs and effort to address the Year 2000 problem will not be material to its business, financial condition or results of operations, and, to the extent necessary, may be resolved through replacement and upgrades to the software it licenses from third parties. The Company has also reviewed its OnCourse software product, the software embedded in its Affinity blood pump console and the software for its saturation/hematocrit monitor under development and believes them to be Year 2000 compliant. However, the Year 2000 problem may also adversely impact the Company by affecting the business and operations of parties with which the Company transacts business. The Company expects to initiate formal communication with such parties regarding the Year 2000 problem later in 1998. There can be no assurance that the Company will be able to effectively address Year 2000 issues internally in a cost-efficient manner and without interruption to its business, or that Year 2000 difficulties encountered by its suppliers, customers or other parties will not have a material impact on the Company's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          During the quarter ended June 30, 1998, there were no material developments in the Company's suit seeking to invalidate a newly issued U.S. patent held by a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's Affinity oxygenator does not infringe the competitor's patent. Information regarding the suit was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          In approving the execution and delivery of an Agreement and Plan of Merger between the Company and Medtronic, dated July 12, 1998 (the "Merger Agreement"), on July 12, 1998 the Company's Board of Directors also approved certain amendments to the Rights Agreement, dated June 26, 1996 and as first amended July 22, 1997, by and between the Company and Norwest Bank Minnesota, N.A. (the "Rights Agreement"). These amendments are reflected in a second amendment to the Rights Agreement also dated July 12, 1998 (the "Second Amendment to Rights Agreement") and were adopted for the purpose of clarifying certain provisions of the Rights Agreement with respect to the Company's merger with Medtronic or any similar transaction.

          The Second Amendment to Rights Agreement is attached hereto as
          Exhibit 4.1 and is incorporated herein by reference.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Annual Meeting of Shareholders of AVECOR Cardiovascular Inc., held May 7, 1998, the shareholders voted as follows on each matter considered at the meeting:

          1.  The election of the following directors:


                                                   Affirmative Votes                Withhold Authority
                                                   -----------------                ------------------
               Anthony Badolato                        6,946,384                          441,102
               David W. Stassen                        7,029,218                          358,268
               Edward E. Strickland                    6,959,549                          427,937
               J. Gordon Wright                        6,965,819                          421,667

          2. Proposal to amend the Company's 1991 Stock Incentive Plan to increase the number of shares of the Company's common stock reserved for issuance under such plan by 450,000 shares, from 1,050,000 shares to 1,500,000 shares:

                     Affirmative Votes              Withhold Authority                 Abstaining
                     -----------------              ------------------                 -----------
                         3,254,346                       1,547,943                       45,501

             The number of broker non-votes was 2,539,696.

          3. Proposal to amend the Company's Employee Stock Purchase Plan to increase the number of shares of the Company's common stock reserved for issuance under such plan by 125,000 shares, from 100,000 shares to 225,000:


                     Affirmative Votes              Withhold Authority                 Abstaining
                     -----------------              ------------------                 -----------

                         4,568,074                        236,124                        43,592


             The number of broker non-votes was 2,539,696.

ITEM 5.   OTHER INFORMATION.

          ACQUISITION OF THE COMPANY

          On July 12, 1998, the Company and Medtronic entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a newly formed subsidiary of Medtronic will be merged into the Company, with the Company surviving as a wholly owned subsidiary of Medtronic (the "Merger"). Under the Merger Agreement, each outstanding share of the Company's common stock will be converted into $11.125 worth of Medtronic common stock (based on the average closing sale price of Medtronic common stock for 18 consecutive trading days ending two trading days before the effective time of the Merger). The Merger is intended to be tax free for federal income tax purposes to the Company's shareholders who receive shares of Medtronic common stock.

          In connection with the Merger Agreement, the Company and Medtronic also entered into a Stock Option Agreement pursuant to which Medtronic has the right to purchase, under certain conditions, 1,600,851 shares of Company common stock (representing 19.9% of the Company's currently outstanding shares) at a price of $11.125 per share. This option is exercisable only upon the occurrence of certain events resulting in a termination of the Merger Agreement or that would otherwise jeopardize completion of the Merger, and, in certain cases involving an alternative transaction proposed by a third party, only if the Company, within 12 months, enters into such an alternative transaction.

          In approving the Merger Agreement, the Company's Board of Directors approved the Second Amendment to Rights Agreement, as discussed above, and a committee of the Company's Board of Directors also determined that the Merger constitutes a "Permitted Offer" as defined in the Rights Agreement.

          Completion of the Merger is subject to various conditions, including approval of the Company's shareholders and receipt of all required regulatory approvals.

          The Merger Agreement and Stock Option Agreement are attached hereto as Exhibits 2.1 and 2.2, respectively, and are incorporated herein by reference.

          SHAREHOLDER PROPOSALS FOR 1999 ANNUAL MEETING

          The Securities and Exchange Commission (the "SEC") has amended recently Rule 14a-4 under the Securities Exchange Act of 1934, as amended, which governs the use by the Company of discretionary voting authority with respect to certain shareholder proposals. SEC Rule14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without discussion of the matter in the proxy statement. In order to provide shareholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Shareholders, the Company hereby notifies all shareholders of the Company that after February 18, 1999, any shareholder proposal submitted outside the process of SEC Rule 14a-8 will be considered untimely for purposes of SEC Rules 14a-4 and 14a-5(e).

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


                                   AVECOR  CARDIOVASCULAR  INC.


        August 11, 1998            By /s/ Anthony Badolato
--------------------------------   --------------------------------------
             Date                  Anthony Badolato
                                   Chief Executive Officer


        August 11, 1998            By /s/ Gregory J. Melsen
--------------------------------   --------------------------------------
             Date                  Gregory J. Melsen
                                   Vice President-Finance, Treasurer and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                           AVECOR CARDIOVASCULAR INC.

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                       For the Quarter Ended June 30, 1998


Item No.                   Description                                                       Method of Filing
--------                   -----------                                                       ----------------
2.1        Agreement and Plan of Merger, dated July 12, 1998, by and among
           AVECOR Cardiovascular Inc., AC Merger Corp. and Medtronic, Inc.
           (Omitted from this Exhibit, as filed, are the exhibits referenced in such agreement. AVECOR will furnish supplementally a copy of any such
           exhibits to the Commission upon request.)                                 Filed herewith electronically


2.2        Stock Option Agreement, dated July 12, 1998, by and
           between AVECOR Cardiovascular Inc. and Medtronic, Inc.                    Filed herewith electronically


4.1        Second Amendment to Rights Agreement, dated July 12, 1998, by and between AVECOR Cardiovascular Inc. and Norwest Bank
           Minnesota, N.A.                                                           Filed herewith electronically


27.1       Financial Data Schedule                                                   Filed herewith electronically