Form 10-Q/A
period 1998-06-30
AVECOR CARDIOVASCULAR INC
filed 1998-08-31
CIK 883982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO.1 TO
                                   FORM 10-Q/A

[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         JUNE 30, 1998
                              --------------------------------------
                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File Number:               0-21330
                       ---------------------------------------------

                           AVECOR CARDIOVASCULAR INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               MINNESOTA                          41-1695729
-------------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

         7611 NORTHLAND DRIVE, MINNEAPOLIS, MINNESOTA       55428
-------------------------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)

                                 (612) 391-9000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                      INDEX

                                                                        Page(s)
                                                                        ------
Part I.  FINANCIAL  INFORMATION

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................3 to 9

Part II.  OTHER  INFORMATION

      Item 2.   Changes in Securities and Use of Proceeds..................10

      Item 6.   Exhibits and Reports on Form 8-K...........................10

SIGNATURES.................................................................11

EXHIBIT INDEX..............................................................12


                          PART I. FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and financial condition for the three and six month periods ended June 30, 1998 compared with the three and six month periods ended June 30, 1997 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. The discussion set forth below reflects management's discussion of historical results and trends in the business, financial condition, and results of operations of the Company for periods prior to the public announcement of the acquisition of the Company by Medtronic, Inc., discussed below. There can be no assurance that the Company's business, financial condition, and results of operations will not be adversely impacted as a result of the announcement and, in particular, the effect of the announcement on the Company's ability to sell its products through its distributors and sales representatives.

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

                                PRODUCT                                 APPROVAL DATE
-----------------------------------------------------------------------------------------
MYOTHERM-Registered Trademark- cardioplegia delivery system ............  October 1991

SIGNATURE-TM- custom tubing packs ......................................  July 1993

AFFINITY-Registered Trademark- oxygenator ..............................  November 1993

AFFINITY blood reservoirs ..............................................  July 1994

AFFINITY arterial filter ...............................................  October 1995

MYOTHERM XP-TM- (improved cardioplegia delivery system) ................  July 1997

AFFINITY blood pump ....................................................  August 1997

AFFINITY oxygenator with TRILLIUM-TM- bio-passive surface ..............  February 1998


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

          Sales to customers located outside of the United States were approximately 41% of net sales for each of the three month periods ended June 30, 1998 and 1997. Sales to customers located outside of the United States could be adversely impacted in future periods as a result of the announcement of the acquisition and the effect of that announcement on the Company's relationships with its distributors and sales representatives.

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

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1997

          Net sales increased 8% to $26,021,000 for the six months ended June 30, 1998 from $24,004,000 for the six months ended June 30, 1997. This increase was primarily the result of a higher volume of product shipments of the Company's SIGNATURE custom tubing pack line, AFFINITY line and the MYOTHERM cardioplegia line. The Company received FDA marketing approval for its new AFFINITY blood pump system in August 1997 and the MYOTHERM XP cardioplegia delivery system in July 1997. These products positively influenced the comparative sales growth. Overall, average prices of product shipments declined slightly when compared to the corresponding period in 1997, principally due to competitive pressures.

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

          Without considering the impact of the acquisition of the Company, management anticipates that selling, general and administrative expenses for 1998 will be higher than 1997 and will approximate 1997 levels as a percentage of sales. These forward-looking statements will be influenced by revenue increases achieved by the Company, its ability to attract and retain qualified sales personnel as the Company continues to develop its direct sales force, and the timing and extent of promotional activities associated with the AFFINITY oxygenator with TRILLIUM bio-passive surface, the new oxygen saturation/hematocrit monitor and other new product introductions, if any.

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

INTEREST INCOME AND EXPENSE

          Interest income decreased to $78,000 for the three months ended June 30, 1998 from $129,000 for the three months ended June 30, 1997. Similarly, interest income decreased to $164,000 for the six months ended June 30, 1998 from $273,000 for the six months ended June 30, 1997. This decrease in interest income is primarily due to the use of cash and cash equivalents and investments for the purchase of manufacturing molds and equipment and additional inventories needed to support the Company's new products and revenue growth. At June 30, 1998, the majority of the Company's cash and cash equivalents was invested with two investment portfolio managers who invested in bank certificates of deposit, U.S. government securities, agency paper, money markets, commercial paper and corporate obligations.

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

NEW ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," a new standard of reporting information about operating or business segments in financial statements. The new standard will be effective for the Company's annual financial statements in 1998. Although the Company has not specifically evaluated what impact, if any, this new standard will have on the Company's current reporting of operating and business segments, the Company believes it will continue reporting as one operating and business segment.

CERTAIN IMPORTANT FACTORS

          Except for the historical financial information contained herein, this Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue," the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the progress of product development and clinical studies, the timing of and ability to obtain regulatory approvals, the extent to which the Company's products gain market acceptance, the introduction of competitive products by others, the pricing related to competitive products, litigation regarding patent and other intellectual property rights, the availability of third-party reimbursement and other factors. Additional information regarding these factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the heading "Important Factors."

                           PART II. OTHER INFORMATION

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

               On August 21, 1998 the Company's Board of Directors approved an additional amendment to the Rights Agreement, providing that Medtronic will not be deemed to be an "Adverse Person" (as defined in the Rights Agreement) as a result of its beneficial ownership of Company Common Stock under the stock option agreement and certain voting agreements entered into pursuant to the Merger Agreement. This amendment is reflected in a third amendment to the Rights Agreement (the "Third Amendment to Rights Agreement") between the Company and Norwest Bank Minnesota N.A., dated August 21, 1998.

               The Second Amendment to Rights Agreement and Third Amendment to Rights Agreement are attached hereto as Exhibits 4.1 and 4.2, respectively and are incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    The exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index beginning on page 13 of this Report.

               (b)  Reports on Form 8-K:

                    None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AVECOR CARDIOVASCULAR INC.

             August 28, 1998                 By /s/ Anthony Badolato
---------------------------------------      ---------------------------------
                Date                         Anthony Badolato
                                             Chief Executive Officer

             August 28, 1998                 By /s/ Gregory J. Melsen
---------------------------------------      ---------------------------------
                Date                         Gregory J. Melsen
                                             Vice President-Finance,
                                             Treasurer and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                           AVECOR CARDIOVASCULAR INC.

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                       For the Quarter Ended June 30, 1998
                       -----------------------------------


Item No.                            Description                                            Method of Filing
--------                            -----------                                            ----------------

2.1       Agreement and Plan of Merger, dated July 12, 1998, by and among AVECOR
          Cardiovascular Inc., AC Merger Corp. and Medtronic, Inc. (Omitted from this Exhibit, as filed, are the exhibits referenced in such agreement.
          AVECOR will furnish supplementally a copy of any such exhibits to the
          Commission upon request.)                                                 Filed herewith electronically*

2.2       Stock Option Agreement, dated July 12, 1998, by and between AVECOR
          Cardiovascular Inc. and Medtronic, Inc.                                   Filed herewith electronically*

4.1       Second Amendment to Rights Agreement, dated July 12, 1998, by and
          between AVECOR Cardiovascular Inc. and Norwest Bank Minnesota, N.A.       Filed herewith electronically*

4.2       Third Amendment to Rights Agreement, dated August 21, 1998 by and
          between AVECOR Cardiovascular Inc. and Norwest Bank Minnesota, N.A.       Filed herewith electronically

27. 1     Financial Data Schedule                                                   Filed herewith electronically*


------------------------------

*Indicates item previously filed.