Form 10-Q
period 1998-09-30
AVECOR CARDIOVASCULAR INC
filed 1998-11-16
CIK 883982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30,  1998

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from  ______________ to  __________________



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

                                             [ X ]  Yes    [   ]  No

         As of November 2, 1998, there were 8,067,180 shares of the registrant's $.01 par value Common Stock outstanding.

                                      INDEX

Part I.        FINANCIAL  INFORMATION                                                      Page(s)
     Item 1.   Financial Statements

               Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
               and December 31, 1997                                                          3

               Consolidated Statements of Operations for the three and nine months
               ended September 30, 1998 and 1997  (Unaudited)                                 4

               Consolidated Statements of Cash Flows for nine months ended
               September 30, 1998 and 1997  (Unaudited)                                       5

               Notes to Consolidated Financial Statements (Unaudited)                   6  -  9

     Item 2.   Management s Discussion and Analysis of Financial Condition and
               Results of Operations                                                  10  -  19

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    19

Part II.       OTHER  INFORMATION

     Item 1.   Legal Proceedings.                                                            20

     Item 2.   Changes in Securities and Use of Proceeds.                                    20

     Item 3.   Defaults Upon Senior Securities.                                              20

     Item 4.   Submission of Matters to a Vote of Security Holders.                          20

     Item 5.   Other Information.                                                            20

     Item 6.   Exhibits and Reports on Form 8-K.                                             21


SIGNATURES                                                                                   22

EXHIBIT INDEX                                                                                23
`

PART  I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         AVECOR CARDIOVASCULAR INC.

                        CONSOLIDATED BALANCE SHEETS
                         -------------------------

      ASSETS                                           September 30,  December 31,
                                                           1998           1997
                                                       -------------  ------------
                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                            $4,623,000      $1,215,000
   Short-term investments                                     --         3,727,000
   Accounts receivable, net                              9,542,000       8,277,000
   Inventories                                          12,547,000      10,634,000
   Deferred taxes                                        1,339,000       1,315,000
   Other current assets                                    751,000         330,000
                                                       -----------     -----------
      Total current assets                              28,802,000      25,498,000

Property, plant and equipment, net                      17,605,000      16,689,000
Other assets                                               690,000         572,000
                                                       -----------     -----------

      Total assets                                     $47,097,000     $42,759,000
                                                       -----------     -----------
                                                       -----------     -----------

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $4,965,000      $1,978,000
   Accrued expenses                                      3,772,000       3,058,000
   Current portion of long-term debt                       258,000         258,000
                                                       -----------     -----------
      Total current liabilities                          8,995,000       5,294,000

Deferred grant                                             128,000         153,000
Deferred tax liability                                     147,000            --
Long-term debt                                           4,568,000       4,694,000

Shareholders' equity:
   Serial preferred stock, par value $.01 per share;
      authorized 2,000,000 shares; none issued
   Common stock, par value $.01 per share;
      authorized 20,000,000 shares; issued
      and outstanding shares 8,067,000 and
      8,021,000 shares at September 30,
      1998 and December 31, 1997, respectively              81,000          80,000
   Additional paid-in capital                           30,787,000      30,482,000
   Retained earnings                                     2,194,000       1,936,000
   Cumulative translation adjustments                      197,000         120,000
                                                       -----------     -----------
      Total shareholders' equity                        33,259,000      32,618,000
                                                       -----------     -----------

      Total liabilities and shareholders' equity       $47,097,000     $42,759,000
                                                       -----------     -----------
                                                       -----------     -----------


           The accompanying notes are an integral part of the consolidated financial statements.

                           AVECOR CARDIOVASCULAR INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             Three months ended               Nine months ended
                                                September 30,                    September 30,
                                       -----------------------------       -----------------------------
                                           1998              1997             1998              1997
                                       -----------       -----------       -----------       -----------
Net sales                              $12,227,000       $11,273,000       $38,248,000       $35,277,000
Cost of sales                            7,173,000         6,488,000        22,610,000        20,448,000
                                       -----------       -----------       -----------       -----------

       Gross profit                      5,054,000         4,785,000        15,638,000        14,829,000

Operating expenses:
   Selling, general and
       administrative                    4,058,000         3,371,000        11,891,000        10,203,000
   Acquistion Costs                        601,000                 -           651,000                 -
   Research and development                909,000           854,000         2,635,000         2,930,000
                                       -----------       -----------       -----------       -----------

       Operating income (loss)            (514,000)          560,000           461,000         1,696,000

   Interest income                          58,000           114,000           222,000           387,000
   Interest expense                        (99,000)         (104,000)         (298,000)         (280,000)
                                       -----------       -----------       -----------       -----------

Income (loss) before income taxes         (555,000)          570,000           385,000         1,803,000
Income tax provision (benefit)            (183,000)          205,000           127,000           648,000
                                       -----------       -----------       -----------       -----------

        Net income (loss)                ($372,000)         $365,000          $258,000        $1,155,000
                                       -----------       -----------       -----------       -----------
                                       -----------       -----------       -----------       -----------

Earnings (loss) per share:
   Basic                                    ($0.05)            $0.05             $0.03             $0.15
                                       -----------       -----------       -----------       -----------
                                       -----------       -----------       -----------       -----------

   Diluted                                  ($0.05)            $0.05             $0.03             $0.15
                                       -----------       -----------       -----------       -----------
                                       -----------       -----------       -----------       -----------

Weighted average common shares
   outstanding                           8,052,000         7,944,000         8,035,000         7,901,000

   Common equivalents:
      Options                                    -            60,000            29,000            68,000
                                       -----------       -----------       -----------       -----------

Weighted average common and
   common equivalents                    8,052,000         8,004,000         8,064,000         7,969,000
                                       -----------       -----------       -----------       -----------
                                       -----------       -----------       -----------       -----------


         The accompanying notes are an integral part of the consolidated financial statements.

                           AVECOR CARDIOVASCULAR INC.

                      CONSOLIDATED STATEMENTS OFCASH FLOWS
                                   (UNAUDITED)


                                                                       For the nine months ended September 30,
                                                                       ---------------------------------------
                                                                             1998                   1997
                                                                       ----------------        ---------------
Cash flows from operating activities:
  Net income                                                                   $258,000            $1,155,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             1,886,000             1,210,000
    Deferred taxes                                                              147,000               471,000
    Accretion of discount on investments                                        (95,000)             (233,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (1,156,000)             (906,000)
      Inventories                                                            (1,924,000)           (2,122,000)
      Other current assets                                                     (439,000)              383,000
      Accounts payable                                                        2,963,000               409,000
      Accrued expenses                                                          705,000              (186,000)
      Accrued litigation settlement                                                   -            (1,100,000)
                                                                             ----------           -----------
        Net cash provided by (used in) operating activities                   2,345,000              (919,000)
                                                                             ----------           -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                  (2,720,000)          (11,121,000)
  Purchase of investments                                                             -            (8,768,000)
  Proceeds upon sale or maturity of short-term investments                    3,822,000             7,760,000
  Cash and investments restricted as to use                                           -             3,450,000
  Increase in other assets                                                     (158,000)             (259,000)
                                                                             ----------           -----------
    Net cash provided by (used in) investing activities                         944,000            (8,938,000)
                                                                             ----------           -----------
Cash flows from financing activities:
  Net proceeds from sales of common stock                                       209,000               224,000
  Net proceeds from options exercised                                            76,000               718,000
  Net proceeds from warrants exercised                                                -                28,000
  Borrowings on long-term debt                                                        -             5,167,000
  Principal payments on long-term debt                                         (194,000)             (151,000)
                                                                             ----------           -----------
    Net cash provided by financing activities                                    91,000             5,986,000
                                                                             ----------           -----------

Effect of exchange rates on cash                                                 28,000               (56,000)
                                                                             ----------           -----------

Net increase (decrease) in cash and cash equivalents                          3,408,000            (3,927,000)

Cash and cash equivalents at beginning of period                              1,215,000             6,114,000
                                                                             ----------           -----------

Cash and cash equivalents at end of period                                   $4,623,000            $2,187,000
                                                                             ----------           -----------
                                                                             ----------           -----------

Significant non-cash investing and financing transactions:
  Acquistion of equipment through capital leases                                $67,000                     -
                                                                             ----------           -----------
                                                                             ----------           -----------

  Use of restricted funds for purchase of the U.S. facility                           -            $1,000,000
                                                                             ----------           -----------
                                                                             ----------           -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           AVECOR CARDIOVASCULAR INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               -------------------


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

     The consolidated interim financial statements presented herein as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.   INVENTORIES

     Inventories consist of the following:

                                           September 30,    December 31,
                                               1998             1997
                                           -------------    ------------
                                            (Unaudited)
               Raw materials                 $ 4,512,000     $ 3,758,000
               Work-in-process                 2,484,000       2,189,000
               Finished goods                  5,551,000       4,687,000
                                             -----------     -----------

                                             $12,547,000     $10,634,000
                                             -----------     -----------
                                             -----------     -----------

4.   INDUSTRY SEGMENT INFORMATION

     The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, the United Kingdom and France. Additionally, the Company distributes its products through foreign independent distributors who then market the products directly to medical institutions. No one independent distributor or other customer accounted for 10% or more of the Company's net sales for the three or nine months ended September 30, 1998 or 1997.

     Total export sales from the U.S. to unaffiliated entities (primarily to Europe and payable in U.S. dollars) were $1,152,000 and $4,490,000 for the three and nine month periods ended September 30, 1998, respectively, compared to $969,000 and $3,531,000 for the three and nine month periods ended September 30, 1997, respectively. Sales to customers located outside of the United States were approximately 38% and 40% of net sales for the three and nine month periods ended September 30, 1998, respectively, compared to 40% and 41% for the three and nine month periods ended September 30, 1997, respectively.

     At September 30, 1998 and December 31, 1997, consolidated accounts receivable included $5,246,000 and $4,366,000, respectively, due from customers located outside of the U.S.

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

5.   COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income for the Company includes net income and foreign currency translation which is charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three and nine months ended September 30, 1998 and 1997 and the year ended December 31, 1997, was as follows:




                             Three Months Ended            Nine Months Ended,          Year Ended
                                September 30,                 September 30,            December 31,
                             1998           1997          1998            1997            1997
                          ---------       --------      --------      ----------       ----------
Net income (loss)         ($372,000)      $365,000      $258,000      $1,155,000       $1,327,000

Changes in cumulative
  translation                20,000        (75,000)       78,000        (165,000)        (107,000)
                          ---------       --------      --------      ----------       ----------
Comprehensive income
  (loss)                  ($352,000)      $290,000      $336,000      $  990,000       $1,220,000
                          ---------       --------      --------      ----------       ----------
                          ---------       --------      --------      ----------       ----------


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

7.   ACQUISITION OF THE COMPANY

     On July 12, 1998, Medtronic, Inc. ("Medtronic") and the Company entered into an agreement under which Medtronic will acquire the Company in a transaction valued at approximately $91 million. The transaction calls for the Company's shareholders to receive $11.125 in Medtronic stock for each share of the Company's stock they hold at the transaction close date. The Company's shareholders approved the transaction on October 28, 1998. It is anticipated that completion of the transaction will occur following clearance from the Federal Trade Commission, which is reviewing the transaction. For the three and nine months ended September 30, 1998, the Company has recorded acquisition costs of $601,000 and $651,000, respectively.

8.   COMMON STOCK EQUIVALENTS

     At September 30, 1998, the Company had 819,250 options outstanding to purchase common stock at exercise prices ranging from $6.38 to $14.75 per share. These options, which expire from 1998 to 2008, were excluded from the computation of diluted earnings per share for the three month period ended September 30, 1998 because the Company incurred a net loss during that period, and the inclusion of options would be anti-dilutive to earnings per share. Of the 819,250 options outstanding at September 30, 1998, the Company had 362,000 and 506,000 options outstanding that had exercise prices greater than the average market price of the Company's common shares for the three and nine month periods ended September 30, 1998, respectively.

     At September 30, 1997, the Company had 572,250 options outstanding to purchase common stock at exercise prices ranging from $5.06 to $14.75 per share. These options expire from 1997 to 2002. Of the 572,250 options outstanding at September 30, 1997, the Company had 237,000 and 205,000 options outstanding that had exercise prices greater than the average market price of the Company's common shares for the three and nine month periods ended September 30, 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition for the three and nine month periods ended September 30, 1998 compared with the three and nine month periods ended September 30, 1997 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. The discussion set forth below includes management's discussion of the historical results and trends in the business, financial condition, and results of operations of the Company for periods both prior and subsequent to the July 12, 1998 public announcement of the acquisition of the Company by Medtronic, Inc. The results of operations and financial condition for the three months ended September 30, 1998 discussed below indicate that the announcement of the merger has had an adverse effect on the Company's ability to sell its products through its international distributors. There can be no assurance that the Company's business, financial condition, and results of operations for future periods will not be further adversely impacted as a result of the announcement, particularly regarding the effect of the announcement on the Company's revenue levels and trends.

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

                      PRODUCT                                 APPROVAL DATE
    -----------------------------------------------------------------------
    MYOtherm cardioplegia delivery system ...............     October 1991
    Signature custom tubing packs .......................     July 1993
    Affinity oxygenator .................................     November 1993
    Affinity blood reservoirs ...........................     July 1994
    Affinity arterial filter ............................     October 1995
    MYOtherm XP (improved cardioplegia delivery system) .     July 1997
    Affinity blood pump .................................     August 1997
    Affinity oxygenator with Trillium bio-passive surface     February 1998

ACQUISITION OF THE COMPANY

     On July 12, 1998, Medtronic, Inc. and the Company entered into an agreement under which Medtronic will acquire the Company in a transaction valued at approximately $91 million. The transaction calls for the Company's shareholders to receive $11.125 in Medtronic stock for each share of the Company's stock they hold at the transaction close date. The Company's shareholders approved the transaction on October 28, 1998. It is anticipated that completion of the transaction will occur following clearance from the Federal Trade Commission, which is reviewing the transaction.

RESULTS OF OPERATIONS

NET SALES

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales increased 8.5% to $12,227,000 for the three months ended September 30, 1998 from $11,273,000 for the three months ended September 30, 1997. This increase was primarily the result of a higher volume of product shipments in three of the Company's product lines. Sales from the Affinity, Signature custom tubing pack and Myotherm cardioplegia lines increased approximately $407,000 (6.5%), $329,000 (13.8%) and $247,000 (27.9%),
respectively, during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

     Overall, average prices of product shipments declined slightly when compared to the corresponding period in 1997, principally due to competitive pressures.

     During the third quarter of 1997, the Company terminated agreements with its last remaining United States distributor and its only Canadian distributor. These markets are now being served by the Company's direct sales force. Sales in the territories formerly represented by these distributors were approximately $900,000 more in the three month period ended September 30, 1998 as compared to the corresponding period in 1997.

     Although sales increased $954,000 for the three months ended September 30, 1998 when compared to the corresponding period in 1997, international sales represented only $235,000 of that increase. Also, a sales decrease of $1,338,000 was experienced when comparing the three months ended September 30, 1998 to the prior three months ended June 30, 1998. Sales declines in the international markets represented about $858,000 or 64% of that decrease. This slowing of international sales during the quarter ended September 30, 1998 was primarily caused by distributor uncertainty due to concerns regarding the Medtronic acquisition combined with economic conditions in certain international markets.

     Sales to customers located outside of the United States were approximately 38% and 40% of net sales for the three month periods ended September 30, 1998 and 1997, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales increased 8.4% to $38,248,000 for the nine months ended September 30, 1998 from $35,277,000 for the nine months ended September 30, 1997. This increase was primarily the result of a higher volume of product shipments of the Company's Signature custom tubing pack line, Affinity line and the Myotherm cardioplegia line. The Company received FDA marketing approval for a new Affinity blood pump in August 1997 and the Myotherm XP cardioplegia delivery system in July 1997. These products positively influenced the comparative sales growth. Overall, average prices of product shipments declined slightly when compared to the corresponding period in 1997, principally due to competitive pressures.

     Sales from the Affinity, Signature custom tubing pack and Myotherm cardioplegia lines increased approximately $1,191,000 (6.0%), $1,118,000 (15.6%) and $516,000 (18.2%), respectively, during the nine months ended September 30, 1998 as compared to the corresponding period in 1997.

     As noted above, the Company terminated agreements with its last remaining United States distributor and its only Canadian distributor during the third quarter of 1997 and these markets are now being served by the Company's direct sales force. Sales in the territories formerly represented by these distributors increased approximately $2,100,000 in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

     Although sales increased $2,971,000 for the nine months ended September 30, 1998 when compared to the corresponding period in 1997, international sales represented only $708,000 of that increase. Sales for the nine months ended September 30, 1998 were affected by the previously mentioned slowing of international sales during the quarter ended September 30, 1998 which was primarily caused by distributor uncertainty due to concerns regarding the Medtronic acquisition, combined with economic conditions in certain international markets.

     Sales to customers located outside of the United States were approximately 40% and 41% of net sales for the nine month periods ended September 30, 1998 and 1997, respectively.

COST OF SALES / GROSS PROFIT

     Gross profit as a percentage of net sales decreased 1.1% to 41.3% for the three months ended September 30, 1998 from 42.4% for the three months ended September 30, 1997. Similarly, gross profit as a percentage of net sales decreased 1.1% to 40.9% for the nine months ended September 30, 1998 from 42.0% for the nine months ended September 30, 1997. The gross profit percentage for the three and nine month periods ended September 30, 1998 was unfavorably impacted by significant increases in sales of the Company's lower-margin Signature custom tubing pack line as well as competitive pricing pressures in the marketplace. The mix of products sold in any period will influence the cost of sales and gross profit for the period.

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

SELLING, GENERAL AND ADMINISTRATIVE AND ACQUISITION COSTS

     Selling, general and administrative expenses increased 20% to $4,058,000 for the three months ended September 30, 1998 from $3,371,000 for the three months ended September 30, 1997. Selling, general and administrative expenses increased 17% to $11,891,000 for the nine months ended September 30, 1998 from $10,203,000 for the nine months ended September 30, 1997. These increases are primarily attributed to costs associated with the continuing development of a direct sales force in certain of the Company's territories formerly served by distributors and independent sales representatives, marketing costs incurred for the introduction of new products, including the Affinity blood pump, and increased seasonal trade show costs. As a percentage of sales, selling, general and administrative expenses increased to 33.2% and 31.1% for the three and nine month periods ended September 30, 1998, respectively, from 29.9% and 28.9% for the three and nine month periods ended September 30, 1997, respectively.

     Without considering the impact of the acquisition of the Company, management anticipates that selling, general and administrative expenses for 1998 will continue to be higher than 1997 and will also be higher than 1997 levels as a percentage of sales primarily due to lower-than-anticipated sales levels. These forward-looking statements will be influenced by the revenue levels achieved by the Company, its ability to attract and retain qualified sales personnel as the Company continues to develop its direct sales force, and the timing and extent of promotional activities associated with the Affinity oxygenator with Trillium bio-passive surface, the new oxygen saturation/hematocrit monitor and other new product introductions, if any.

     On July 12, 1998, Medtronic and the Company entered into an agreement under which Medtronic will acquire the Company. The Company has identified expenses due to this acquisition of $601,000 and $651,000 for three and nine months ended September 30, 1998, respectively.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 6% to $909,000 from $854,000 from the three month period ended September 30, 1997 and decreased 10% to $2,635,000 from $2,930,000 for the nine month period ended September 30, 1997. This increased spending for the three month comparison was driven by expenses associated with a new generation of products including the new oxygen saturation/hematocrit monitor and several research studies being performed to prove the clinical efficacy and, thus, market advantage of the Trillium coating. The decreased spending for the nine month comparison was a result of the transition from the completion or near completion of major projects including the Affinity blood pump,

Myotherm XP and the Affinity oxygenator with Trillium bio-passive surface to the aforementioned current activities.

     Without considering the impact of the acquisition of the Company, management anticipates that research and development expenses for 1998 will continue to be slightly lower than 1997 levels. This forward-looking statement is dependent upon the extent and timing of new product development and the impact of the regulatory process in obtaining marketing clearance for new products, including the new oxygen saturation/hematocrit device which was submitted for approval to the FDA near the end of the second quarter of 1998, and the extent of expenses related to the research studies involving the Trillium coating. The need or desire to modify the Company's existing products could also influence the level of research and development expenses. There can be no assurance, however, that the Company's research and development efforts will result in any additional regulatory submissions to the FDA or will result in any commercially successful products. The forward-looking statements regarding anticipated regulatory submissions contained in this paragraph will be impacted by the results of the Company's development efforts, the availability of any required clinical data, any changes in the regulatory scheme for such products, and the Company's assessment of the cost and anticipated benefit of such submissions.

INTEREST INCOME AND EXPENSE

     Interest income decreased to $58,000 for the three months ended September 30, 1998 from $114,000 for the three months ended September 30, 1997. Similarly, interest income decreased to $222,000 for the nine months ended September 30, 1998 from $387,000 for the nine months ended September 30, 1997. This decrease in interest income is primarily due to the use of cash and cash equivalents and investments for the purchase of manufacturing molds and equipment and additional inventories needed to support the Company's new products and revenue growth. At September 30, 1998, the majority of the Company's cash and cash equivalents were invested with one investment portfolio manager who primarily invested in money market funds.

     Interest expense for the three and nine month periods ended September 30, 1998 was $99,000 and $298,000, respectively, compared to $104,000 and $280,000 for the three and nine month periods ended September 30, 1997, respectively. The interest expense was exclusively due to the mortgage on the Company's U.S. facility. The closing on the facility purchase occurred in late January 1997.

INCOME TAX PROVISION

     For the three and nine month periods ended September 30, 1998 a tax benefit of $183,000 and a tax provision of $127,000 were recorded, respectively, compared to tax provisions of $205,000 and $648,000 for three and nine month periods ended September 30, 1997. The tax benefit and provision recorded correspond to the pretax loss and income for those respective periods. These provisions vary from the statutory U.S. federal corporate rate primarily due to losses incurred by the Company's French subsidiary for which no tax benefit has been recognized because of uncertainty of realization and the potential non-deductibility of certain acquisition-related costs, partially offset by the generation of research and experimentation credits.

NET INCOME (Loss)

     Net loss was $372,000 or $.05 per share, on a diluted basis, and net income was $258,000 or $.03 per share, on a diluted basis, for the three and nine month periods ended September 30, 1998, respectively, compared to net income of $365,000 or $.05 per share, on a diluted basis, and $1,155,000 or $.15 per share, on a diluted basis, for the three and nine month periods ended September 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1998, the Company's operating activities provided net cash of $2,345,000 compared to $919,000 used in operating activities for the corresponding period in 1997. The improvement is primarily the result of increased accounts payable balances and increased accrued expenses when compared to the nine months ended September 30, 1997, combined with the $1,100,000 which was expended during the nine months ended September 30, 1997 for the settlement of the COBE litigation. Certain merger-related expenses were unpaid at September 30, 1998 and account for a portion of the increased accounts payable. These net sources of cash were partially offset by the use of cash for increased accounts receivable and other current assets during the nine months ended September 30, 1998. Net income after adjustments for depreciation and amortization was $221,000 less in the nine months ended September 30, 1998 as compared to the corresponding period in 1997.

     Cash expenditures for capital additions totaled $2,720,000 for the nine months ended September 30, 1998 compared to $3,121,000 for nine months ended September 30, 1997 (excluding the 1997 cash expenditures for the Company's U.S. facility and related furniture, fixtures and equipment). Capital expenditures for the nine months ended September 30, 1998 were primarily related to equipment, molds and tooling necessary to further production, increase production efficiencies, improve quality and reduce raw material costs of the Affinity blood pump, Myotherm XP and the Affinity oxygenator and related blood reservoirs. These expenditures include approximately $400,000 in equipment related to the Affinity blood pump. This pump equipment is placed with customers in exchange for a long-term commitment to purchase disposable products from the Company.

     Without considering the impact of the acquisition of the Company, management anticipates capital expenditures for 1998 will be approximately $3,500,000. This estimate includes additional equipment, molds and tooling for the new oxygen saturation/hematocrit device, Affinity blood pump, Myotherm XP, and for furthering production and related efficiencies of the Affinity oxygenator line.

     The Company believes that its existing cash and cash equivalents as well as anticipated cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

     The foregoing forward-looking statements relating to the amount of capital expenditures and ultimate cash usage are dependent on the progress of the Company's product development efforts, the outcome of certain patent matters (see Note 6), the timing of the receipt of FDA marketing clearances for any future products and the investment made in opportunities to further production efficiencies and quality and reduce costs for the Company's existing products.

FOREIGN CURRENCY TRANSACTIONS AND EURO CONVERSION

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

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro, and to adopt the euro as their common legal currency on that date. Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro during a transition period ending on January 1, 2002. During the transition period, conversion rates will no longer be computed directly from one currency to another. Instead, conversion will be subject to a "triangulation" method, requiring conversion of a legacy currency into a euro amount prior to conversion into another legacy currency.

     The Company is in the process of evaluating the information systems and policies of its foreign subsidiaries to determine steps that must be taken in order to permit transactions in both the euro and legacy currencies during the transition period. The Company is also assessing its anticipated currency exchange costs and rate exposure during and following the transition period. Because the Company and its subsidiaries are currently undergoing this evaluation, the Company is uncertain as to whether it will face material costs in modifying its practices or systems to accommodate euro conversion.

     Additionally, euro conversion is generally expected to increase cross-border price transparency among the participating countries and result in a more competitive European market. The Company is uncertain as to the effect, if any, that euro conversion will have on its ability to sell its products in the European market. Euro conversion could potentially impact pricing strategies and demand for the Company's products in the European market, lead to increased competition within the European market for the specific types of products manufactured and sold by the Company, or impact the Company's international distributor relationships. As a result of competitive pressures, the Company could also potentially be required to denominate all of its future European transactions in the euro and incur additional currency risk and conversion costs as a result.

     Until the Company is able to completely assess the impact of euro conversion on its business, there can be no assurance that euro conversion will not have a material, adverse effect on the Company's business, financial condition and results of operation.

YEAR 2000 ISSUES

OVERVIEW

     Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "Year 2000" problem is the inability of computer software or hardware to recognize or properly process dates ending in or after "00." As the year 2000 approaches, significant attention is being focused on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result.

STATE OF READINESS

     Potential areas of Year 2000 exposure for the Company include its internal information technology systems (IT systems), other systems having embedded technology or software such as manufacturing equipment and mechanical and telephone systems (non-IT systems), the software products that the Company distributes, and technology embedded in certain of the Company's other products. Year 2000 issues may also significantly impact the Company by affecting the business and operations of the Company's vendors, customers and other business partners. The Company has undertaken a four-phased approach to addressing its potential Year 2000 risks.

     In the first phase, the Company instituted policies and procedures designed to ensure that no new Year 2000 risks are created for the Company through the purchase or development of IT systems, non-IT systems or Company products which have not been certified as Year 2000 compliant. This phase has been completed, although the Company continues to monitor the policies and procedures that were implemented.

     The second phase of the Company's Year 2000 remediation efforts has also been completed. This phase involved a review of the Company's IT and non-IT systems (including building security, environmental control, telephone systems and other equipment) to identify Year 2000 exposure and the steps needed to cause these systems to become Year 2000 compliant. With respect to its IT systems, the Company believes that the Year 2000 issues that have been identified can be resolved through replacements and upgrades to computer software that the Company licenses from third parties. The only remaining software replacement or upgrade to essential Company systems is in the Company's United Kingdom subsidiary where the financial and manufacturing software must be replaced. The final evaluation and selection of this replacement is expected to be completed prior to January 1, 1999. All other essential non-compliant hardware or software throughout the Company (IT and non-IT) has been replaced or upgraded.

     In the second phase, the Company also reviewed the current versions of its OnCourse software product, the software embedded in its Affinity blood pump console and the software for its saturation/hematocrit monitor under development. The Company believes that the current version of each of their products is Year 2000 compliant. The Company did identify potential Year 2000 issues regarding previous versions of its OnCourse software and the software embedded in the Affinity blood pump console. Users of these previous versions have been notified. The Company has also initiated replacement of the Affinity blood pump console software, and expects to complete the replacement by the end of the third quarter of 1999.

     Phases three and four of the Company's remediation efforts are currently underway. In phase three the Company began formal communication with its vendors, customers and other business partners in order to assess the state of their Year 2000 readiness and to identify the Company's risks with respect to such parties. The Company is in the process of receiving and analyzing the business partners' initial responses. In certain cases, analysis of these responses is expected to prompt the Company to request further information. The Company expects to complete phase three by the second quarter of 1999.

     Phase four is the completion and individual testing of any outstanding Year 2000 compliance issues identified within the Company's or business partners' systems during phases one, two and three. This includes final responses to specific customers and suppliers who we have determined may place the Company at risk. Phase four is expected to be completed by the second quarter of 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

     The costs of remediation have not been and are not expected to be material. With the exception of replacing the manufacturing and distribution hardware and software for the Company's United Kingdom subsidiary, which is expected to cost approximately $100,000, no other hardware or software replacements are anticipated beyond those needed during the normal course of business. All Year 2000-related work is expected to be accomplished by current Company employees and is not expected to cause a significant diversion of the efforts of such employees away from other duties or information technology initiatives. The Company does not separately track the internal costs incurred for Year 2000 remediation, which to date have principally consisted of the related payroll costs for its information systems group.

RISKS PRESENTED BY YEAR 2000 ISSUES

     Based on the current status of the Company's internal identification and remediation efforts, the Company believes that the most reasonably likely, worst case Year 2000 failure scenario would involve a disruption in the business and operations of one or more of the Company's significant vendors or customers. While the Company is undertaking efforts to identify its Year 2000 risk exposure relative to parties with which it transacts business, the issues facing these parties are beyond the Company's control. There can be no assurance that such issues will be addressed on a timely basis or that the Company's inquiries will identify all areas of Year 2000 exposure relative to its business partners. Any interruption in the business and operations of a significant business partner could result in a material, adverse impact upon the Company's business, financial condition and results of operations.

CONTINGENCY PLANS

     Because the Company is still in the process of implementing internal upgrades and gathering data from third parties regarding its Year 2000 risks, a detailed contingency plan has not yet been developed. As the Company identifies areas of exposure to Year 2000 risk, it will develop its plans and procedures for responding in the event that failures occur in such areas.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II.    OTHER  INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          During the quarter ended September 30, 1998, there were no material developments in the Company's suit seeking to invalidate a newly issued U.S. patent held by a competing manufacturer of blood oxygenators and other medical devices, and requesting a determination that the Company's Affinity oxygenator does not infringe the competitor's patent. Information regarding the suit was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          A special meeting of the Company's shareholders was held on October 28, 1998 to consider and act upon a proposal to approve the Company's merger with a subsidiary of Medtronic pursuant to the Plan of Merger and Agreement and Plan of Merger among the Company, Medtronic and such subsidiary. The Company's shareholders approved the merger, the Plan of Merger and Agreement and Plan of Merger by the following vote taken at the special meeting:

               Affirmative Votes   Negative Votes      Abstaining
               -----------------   --------------      ----------
                   5,034,359            58,077            8,496

          There were no broker non-votes on the proposal to approve the merger.

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               The exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index beginning on page 23 of this Report.

          (b)  Reports on Form 8-K:

               None

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AVECOR  CARDIOVASCULAR  INC.


     November 11, 1998             By /s/ Anthony Badolato
-------------------------          --------------------------------
          Date                     Anthony Badolato
                                   Chief Executive Officer


     November 11, 1998             By /s/ Gregory J. Melsen
-------------------------          --------------------------------
          Date                     Gregory J. Melsen
                                   Vice President-Finance, Treasurer and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                             AVECOR CARDIOVASCULAR INC.

                         EXHIBIT INDEX TO QUARTERLY REPORT
                                    ON FORM 10-Q
                      For the Quarter Ended September 30, 1998

Item No.            Description                       Method of Filing
--------            -----------                       ----------------
27.1           Financial Data Schedule       Filed herewith electronically